Form 10-Q
period 1998-06-30
FORECROSS CORP
filed 1998-08-14
CIK 916513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark  One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

        FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1998.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For  the  transition  period  from:               to:

                         COMMISSION FILE NUMBER 0-29672



                              FORECROSS CORPORATION

                CALIFORNIA                               94-2823882
     (State  or  other  jurisdiction  of               (IRS  Employer
     incorporation  or  organization)                Identification  No.)

                            90 NEW MONTGOMERY STREET
                         SAN FRANCISCO, CALIFORNIA 94105
                    (Address of principal executive offices)

                           TELEPHONE:  (415) 543-1515
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----

     As of August 13, 1998, 11,763,612 shares of common stock, no par value, of the registrant were outstanding.

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Condensed  Balance Sheets June 30, 1998 (unaudited)  and September 30, 1997

     Condensed Statements of Operations (unaudited) for the three and nine months ended June 30, 1998 and 1997

     Condensed Statements of Cash Flows (unaudited) for the nine months ended June 30, 1998 and 1997

     Notes  to  Unaudited  Condensed  Financial  Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II.  OTHER  INFORMATION

  Item  1.  Legal  Proceedings

  Item  2.  Changes  in  Securities

  Item  3.  Defaults  Upon  Senior  Securities

  Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

  Item  5.  Other  Information

  Item  6.  Exhibits  and  Reports  on  Form  8-K

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION

                                    FORECROSS CORPORATION
                                  CONDENSED BALANCE SHEETS
                            JUNE 30, 1998 AND SEPTEMBER 30, 1997


                                                        June 30, 1998    September 30, 1997
                                                       ---------------  --------------------
                                                         (Unaudited)         (Restated)

                         ASSETS
CURRENT ASSETS
Cash and short-term investments                        $       73,725   $           275,243
Accounts receivable, including unbilled                     3,504,367             2,112,982
receivables of $1,923,946 and $1,754,691,   net of
allowance of $360,000 and $300,340, respectively
Current portion of notes receivable from officers                   0               112,504
Other current assets                                           62,877               128,582
TOTAL CURRENT ASSETS                                        3,640,969             2,629,311
                                                       ---------------  --------------------

Equipment and furniture, net                                  613,921               540,804
Notes receivable from officers, less current portion
Notes receivable from others                                   65,254                63,150
Other assets                                                   42,360                30,773
                                                       ---------------  --------------------
TOTAL ASSETS                                           $    4,362,504   $         3,301,051
                                                       ===============  ====================

             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                       $      474,150   $           452,651
Accrued liabilities                                           485,919               338,528
Accrued commissions and distributors' fees                  1,681,588               639,138
Payable to factor                                             999,572                     0
Capital lease obligations due within one year                  19,394                     0
Deferred revenue                                              978,184               756,229
                                                       ---------------  --------------------
TOTAL CURRENT LIABILITIES                                   4,638,807             2,186,546
Deferred revenue, less current portion                      1,686,667             2,110,417
Notes payable to officers, net                                597,425                     0
Capital lease obligations, less current portion                46,680                     0
                                                       ---------------  --------------------
TOTAL LIABILITIES                                           6,969,579             4,296,963

SHAREHOLDERS' DEFICIT:
Common stock:
Authorized shares - 20,000,000
Issued and outstanding shares -
 11,763,612 at June 30, 1998                                4,715,515             4,667,515
 11,751,612 at September 30, 1997;
Accumulated deficit                                        (7,322,590)           (5,663,427)
                                                       ---------------  --------------------
Total shareholders' equity (deficit)                       (2,607,075)             (995,912)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $    4,362,504   $         3,301,051
                                                       ===============  ====================

                                          FORECROSS CORPORATION
                                    CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                               (Unaudited)


                                                   Three month period ended     Nine month period ended
                                                   30-Jun-98     30-Jun-97      30-Jun-98     30-Jun-97
                                                  ------------  ------------  -------------  ------------
                                                                 (Restated)                   (Restated)
Net revenues                                      $ 2,270,675   $  2,273,037  $  5,656,094   $ 4,406,596
Cost of services and maintenance including          1,508,038      1,430,276     4,198,073     2,537,647
fees to related parties of $580,000, $537,000,
1,141,000, and $59,000, respectively
Gross margin                                          762,637        842,761     1,458,021     1,868,949
                                                  ------------  ------------  -------------  ------------

Operating expenses:
Research and development                              362,229        259,843     1,261,586       664,184
Sales and marketing                                   224,230        236,449       621,507       657,642
General and administrative                            377,091        270,519     1,016,222       617,144
                                                  ------------                               ------------
Total operating expenses                              963,550        766,811     2,899,315     1,938,970
                                                  ------------  ------------  -------------  ------------

Income (loss) from operations                        (200,913)        75,950    (1,441,294)      (70,021)
Other income (expense)                               (118,292)         5,111      (217,869)      (63,649)
                                                  ------------                               ------------
Net  income (loss)                                  ($319,205)  $     81,061   ($1,659,163)    ($133,670)
                                                  ============  ============  =============  ============

Basic and diluted net income (loss) per share          ($0.03)  $       0.01        ($0.14)       ($0.01)
                                                  ============  ============  =============  ============

Shares used in computing per share data            11,763,612     11,749,488    11,761,412    11,660,012
                                                  ============  ============  =============  ============

                                        FORECROSS CORPORATION
                                  CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                             (Unaudited)


                                                                            Nine month period ended
                                                                            30-Jun-98     30-Jun-97
                                                                          -------------  ------------
                                                                                          (Restated)
INCREASE (DECREASE) IN CASH RESULTING FROM:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 ($1,659,163)    ($133,670)
  Adjustments to reconcile net loss to net cash
  used in operating activities--
    Depreciation and amortization                                              200,202        64,086
    Provision for uncollectible amounts                                         59,660             0
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,451,045)   (1,976,473)
      Other assets and accrued interest receivable                              84,749      (118,395)
      from officers
      Accounts payable and accrued liabilities                               1,270,778       154,474
      Deferred revenue                                                        (201,795)    2,989,259
                                                                          -------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                       (1,696,614)      979,281
                                                                          -------------  ------------

CASH USED IN INVESTING ACTIVITIES:
  Purchase of  equipment and furniture                                        (276,108)     (468,609)
  Payments received on loans to key employees                                      700             0
  Payments received on notes receivable from                                    81,858       (15,216)
officers
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (193,550)     (483,825)
                                                                          -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from factoring of accounts receivable                             3,604,835       785,200
  Repayment of borrowings under factoring                                   (2,605,263)     (905,200)
  agreement
  Borrowings from officers                                                     575,000             0
  Proceeds from capital lease obligations, net of                               66,074             0
  repayments
  Repayment of borrowings under notes payable                                        0       (10,000)
  Repayment of borrowings from shareholders                                          0      (448,023)
  Proceeds from issuance of common shares                                       48,000     1,147,725
  Payment of stock notes by employees                                                0         7,973
                                                                          -------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,688,646       577,675
                                                                          -------------  ------------
Net increase (decrease) in cash                                               (201,518)    1,073,131

Cash at beginning of period                                                    275,243        99,427
                                                                          -------------  ------------
Cash at end of period                                                     $     73,725   $ 1,172,558
                                                                          =============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments                                                         $    164,203   $   266,539

                              FORECROSS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS  OF  PRESENTATION

Through June 30, 1998, the Company had sustained recurring losses from operations and, at June 30, 1998, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 1998, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software licenses and other fees from distributors desiring access to the Company's Complete/2000 product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. Additionally, the Company is highly dependent on revenues from year 2000 contracts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying condensed balance sheet as of June 30, 1998, and the condensed statements of operations for the three and nine month periods ended June 30, 1998 and 1997, and the condensed statements of cash flows for the nine months ended June 30, 1998 and 1997 have not been audited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of results to be expected for any future period.

2.  RESTATEMENT  OF  FINANCIAL  RESULTS:

The financial information for the six month period ended March 31, 1998 (which is included in the results for the nine months ended June 30, 1998), and the nine month and the three month periods ended June 30, 1997, was restated in July 1998 in connection with the filing of the Company's registration statement on Form 10/A from amounts previously reported in order to reflect a modification of the Company's accounting policies for the recognition of revenues associated with certain year 2000-related software licenses and distributor agreements. In applying the Company's previous accounting policy in prior periods, the Company recognized revenue under these agreements ratably from execution of the contracts until December 31, 1999, the period during which the Company anticipated that it would perform substantially all services required under the agreements.

The Company now recognizes revenues ratably over the entire contractual term (including renewals) of the contracts in question instead of the date by which, in the judgment of management, the work resulting from such contracts would be substantially completed. The financial information for the three month period ended June 30, 1998 was prepared in accordance with this revised accounting policy for the recognition of revenues associated with certain year 2000-related software licenses and distributor agreements. The net effect of the restatement was to reduce revenues and increase net loss for the nine months ended June 30, 1998 (containing the six months ended March 31, 1998), and the three and nine months ended June 30, 1997 by $240,093 $73,701and $73,701, and to increase net loss per share by $0.02, $0.00 and $0.00, respectively.

3.  DEPENDENCE  ON  YEAR  2000  REVENUES:

The growth in the Company's revenues in fiscal 1997 and 1998 resulted in large part from increased demand for Assess/2000 and Complete/2000 services and licenses as awareness of the year 2000 century date conversion problem has grown. Year 2000 services and related revenue increased from 8% in the year ended September 30, 1996 to 42% of the Company's total revenues in the year ended September 30, 1997, and 63% of total revenues for the nine months ended June 30, 1998. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional services fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.

It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to continue to grow its core migration and other products and services beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

The Company markets its products and services to customers for managing the maintenance and redevelopment of mission-critical computer software systems. As noted above, a large and increasing portion of the Company's business is devoted to addressing the year 2000 problem, which affects the performance and reliability of many mission-critical systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any material product or service liability claims to date, the sale and support of its products and services may entail the risk of such claims, particularly in the year 2000 market, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

4.  CONCENTRATIONS  OF  CREDIT  RISK

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. One customer accounted for approximately 62% of the accounts receivable balance at June 30, 1998, and four customers accounted for approximately 23%, 17%, 13% and 12% of the accounts receivable balance at September 30, 1997. Additionally, three customers accounted for approximately 32%, 15%, and 13% of total revenues for the three months ended June 30, 1998, and two customers (including revenues from the Company's Distributors treated as resulting from one customer) accounted for 33% and 13% of total revenues for the three months ended June 30, 1997. Three customers (including revenues from the Company's
Distributors treated as resulting from one customer) accounted for approximately 40%, 12% and 10% of total revenues for the nine months ended June 30, 1998. Three customers (including revenues from the Company's Distributors treated as resulting from one customer) accounted for approximately 22%, 17% and 14% of total revenues for the nine months ended June 30, 1997.

5.  STOCK  OPTION  PLAN

In April 1998, at the request of the Board of Directors, the Vancouver Stock Exchange approved a repricing of outstanding stock options for 42,000 shares of common stock at $15.35 per share, and 21,000 shares of common stock at $19.00 per share to $11.15 per share. Other terms of those options remain the same.

In June 1998, at the request of the Board of Directors, the Vancouver Stock Exchange approved a repricing of outstanding stock options for 32,800 share of common stock at $9.70 per share, and 27,000 shares of common stock at $12.70 per share to $8.02 per share. Other terms of those options remain the same.

                PART II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Registration Statement on Form 10/A filed July 23, 1998 for the six months ended March 31, 1998 and the year ended September 30, 1997. In addition to the risks and uncertainties discussed in the Registration Statement, the risks set forth herein, including the Company's recent operating losses, net capital deficiency and net working capital deficiency at June 30, 1998 should be considered. See also Notes to Condensed Financial Statements in Part I of this Quarterly Report.

BACKGROUND  AND  OVERVIEW

     From the commencement of operations of its predecessor companies in June 1982, the goal of Forecross has been to focus a small group of skilled technicians on providing automated solutions to the specialized niche requirements of the MIS departments of medium to large enterprise computing organizations seeking to adapt their business applications software to a changing technology, economic and business environment.

From 1982 through 1988, the Company developed and licensed specialized migration software products to service providers and other software vendors for delivery to the MIS marketplace. The Company's customers during this period included Price Waterhouse, LLP, KPMG Peat Marwick, IBM Corporation, On-Line Software International, Inc., Pansophic Systems, Inc., Fujitsu, Ltd., Sterling Software and Cincom Systems, Inc.

From 1989 through 1992, Forecross revenues were derived from software development contracts with other software vendors, royalties from various consulting firms, and software product license fees. At the same time, Forecross continued to develop additional commercial migration software products.

From 1992 through 1997, Forecross developed and implemented a strategy of utilizing internal sales and marketing resources instead of relying upon third parties, and focused upon pursuing migration services contracts as compared to the previous focus on development contracts. Major customers utilizing migration services have included Bank of Montreal, Bear Stearns, Kimberly Clark, New Brunswick Telephone and Union Gas.

In addition to the migration services contracts, and in response to its customers' growing year 2000 migration demands and utilizing the technology it had developed over the past fifteen years, during 1996 and 1997 the Company introduced its Complete/2000(TM) software products and related services and methodologies. In June 1996, the Company authorized its first exclusive distributorship and sold its first software license for the Assess/2000 product. Initial customer projects commenced during fiscal 1997. During 1997, additional sets of Assess/2000 licenses were sold, additional exclusive distributorships were authorized, and additional customer projects were signed and commenced. Once collectibility of the distributor and license fees is reasonably assured, and if there are no significant post-delivery obligations, the Company recognizes the fees associated with the exclusivity and the software license ratably over the contractual term (including renewals-generally five years) commencing with the date of the respective signing of the agreements. Revenues for technical and sales training, maintenance and support are recognized ratably over the term of the support period.

RESULTS  OF  OPERATIONS

YEAR 2000 COMPLIANCE

Forecross, like any other company, owns or uses computer software that may be impacted by the year 2000 problem, and also relies upon vendors of equipment and services whose products and services may be impacted by the year 2000 problem.  The  Company's  year  2000  compliance issues include (i) the computer hardware and internally developed software which it uses in the performance of services for its customers, (ii) the hardware and third-party software which it uses for corporate administration, (iii) the services of third-party providers which it purchases for certain professional services, and (iv) the external services such as telecommunications and electrical power. The Company has initiated a project that will attempt to identify all computer hardware and software, other significant equipment, and services upon which it relies that may be impacted. After identification of such items, the Company will verify whether those products and services are year 2000-compliant. The verification process will include both accessing the websites of vendors and service providers to verify such compliance, and, if necessary, contacting those vendors and service providers to determine their compliance or plans to become compliant prior to December 31, 1999. It is the intent of the Company to complete this verification process by December 31, 1998.

The Company's administrative and operating systems are primarily PC-based, utilizing commercially available software. Based on initial inquiries, which have not yet been completed, management of the Company believes that these commercial software applications are either year 2000-compliant now or will have upgrades available at nominal cost which will be year 2000-compliant. The Company has already purchased an upgrade to its accounting systems that will make it year 2000-compliant, for less than $200. The Company's System 390 mainframe software is not year 2000-compliant, and the Company intends to obtain an upgrade to such software from its vendor by September 30, 1998 at a cost of less than $10,000.

A preliminary review of the Company's PC-based servers and computers has indicated that several systems are not currently year-2000 compliant, but that there is a simple procedure to make them compliant in the year 2000 at no cost. On January 1, 2000, the dates in these computers will revert automatically to January 1, 1980. The Company will execute a procedure, which it has already tested on all of the non-compliant computers, to reset the date to the correct, year 2000 date. If, nonetheless, the Company is not able to modify those systems to become year-2000 compliant, it anticipates that the cost of replacing such systems would be approximately $10,000, that the time required to replace such systems would not exceed two weeks, and that, during the replacement period, the Company's other, compliant systems could be used to perform the work  normally  performed  by  the  systems  being  replaced.

The Company relies upon outside service providers for the processing and/or administration of its payroll, 401(K) plan and benefits insurance programs. Based on initial inquiries, which have not yet been completed, management of the Company believes that those service providers will have systems that are year 2000-compliant or that the Company will be able to select other providers whose systems are year 2000-compliant with no significant increase in the cost of those services.

The  internal    software    which   the  Company  utilizes  for  performing the
migration  projects,    and    the    year    2000   assessment  and  renovation
projects,  is    year  2000-compliant.

The Company is developing a list of "non-computer" systems upon which it relies, such as telecommunications equipment, building elevators, etc., in order to determine whether such systems are in compliance with the year 2000. It is anticipated that this review will be completed by December 31, 1998.
Preliminary review of such vendors' websites indicates that the Company's vendors all have projects in process to ensure compliance well in advance of December 31, 1999.

The Company has not deferred any information technology projects to date due to the need to assess or ensure year 2000-compliance of its systems, and, based upon its initial efforts to date as described herein, does not anticipate that any other information technology projects will be delayed in the future due to this year 2000 project.

For the foregoing reasons, the Company does not anticipate that it will have an incomplete or untimely resolution of the year 2000 issue. Although the total costs of compliance have not as yet been definitely determined, management believes that such costs will not be material. As previously indicated, with respect to items (i) - (iii) outlined above, the Company believes that it has or will have achieved year 2000 compliance in advance of December 31, 1999. With respect to external services provided by third parties, the Company is less certain of the impact of year 2000 non-compliance. In the worst case scenario, a failure of the electrical system which supplies power to the Company's computers would disrupt both the Company's ability to conduct business and to communicate with its customers, vendors and other suppliers, since the Company's telephone system also requires electrical power. In this event, the Company would be required to purchase these services from alternative providers. The Company intends, as part of its "non-computer" systems review, to determine any extraordinary costs and the amount of implementation time associated with such change of providers.

THREE  MONTHS  ENDED  JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues for the three months ended June 30, 1998 were $2,270,675 as compared to $2,273,037 in 1997. While the overall revenues remained approximately the same, migration services revenues decreased to $398,401 in 1998 as compared to $989,193 in 1997 as companies direct more of their information systems expenditures to addressing the year 2000 issue and delay other projects. During the same periods, year 2000 revenues, including assessment and renovation services, and revenues from software licenses, distributor fees, and fees for technical and sales training and support (recognized ratably over the entire contractual term), increased to $1,872,274 from $1,283,844 in 1997. Backlog was $1,604,000 at June 30, 1998 as compared to $2,269,000 in 1997.

Gross margin was $762,637 and $842,761 in 1998 and 1997, respectively. The gross margin percentage was 34% in 1998 and 37% in 1997. While the revenues from the year 2000 products and services have increased in 1998 as compared to 1997, they have not reached the level anticipated by the Company and industry in general. The Company has added substantial resources to address the year 2000 market, and the lower than anticipated level of revenue adversely impacted gross margins in 1998.

Research and development expenses increased to $362,229 in 1998 from $259,843 in 1997, or 39% due to an increase in the number of personnel to support the development activity associated with the Complete/2000 product and potential enhancements to existing software products. The increase in percentage between 1998 and 1997 for the three months ended June 30 was reduced from the percentage increase experienced earlier in 1998 (and as reflected below for the nine month periods ended June 30, 1998 and 1997) due to the diversion of some research and development personnel to work on customer projects during the quarter ended June 30, 1998 in order to meet accelerated customer delivery requirements.

Sales and marketing expenses were $224,230 in 1998 as compared to $236,449 in 1997. Decreases in salaries in 1998 as compared to 1997, due to the increased use of some personnel for research and development efforts, and reductions in bonuses were offset somewhat by increased trade show and commission expenses in 1998.

General and administrative expenses were $377,091 and $270,519 in 1998 and 1997, respectively, reflecting additional personnel, increased rent, insurance, telephone, business and payroll taxes in 1998 to support the increased level of business activity, and increased use of legal, audit, and other professional services in connection with the Company's Registration Statement on Form 10/A.

Net interest expense was $118,292 for the three months ended June 30, 1998 as compared to net interest income of $5,111 in 1997, reflecting the increased use in 1998 of short-term receivables financing and loans from senior officers of the Company to meet its working capital needs.

The overall net loss for the three months ended June 30, 1998 was $319,205 or $0.03 per share compared with net income of $81,061 or $0.01 per share for the three months ended June 30, 1997 (based on the weighted average number of shares outstanding during the respective periods).


NINE  MONTHS  ENDED  JUNE 30, 1998 COMPARED TO NINE  MONTHS ENDED JUNE 30,  1997

Revenues for the nine months ended June 30, 1998 were $5,656,094 as compared to $4,406,596 in 1997, an increase of 28%. Migration services revenues decreased to $2,113,010 in 1998 as compared to $2,408,752 in 1997 as companies direct more of their information systems expenditures to addressing the year 2000 issue and delay other projects. During the same periods, year 2000 revenues, including assessment and renovation services, and revenues from software licenses, distributor fees, and fees for technical and sales training and support (recognized ratably over the entire contractual term), increased to $3,543,084 from $1,997,844 in 1997.

Gross  margin  was  $1,458,021  and  $1,868,949  in 1998 and 1997, respectively.
The gross margin percentage was 26% in 1998 and 42% in 1997. While the revenues from the year 2000 products and services have increased in 1998 as compared to 1997, they have not reached the level anticipated by the Company and industry in general. The Company has added substantial resources to address the year 2000 market, and the lower than anticipated level of revenue adversely impacted gross margins in 1998. During the nine months ended June 30, 1998, the Company provided reserves of $50,000 against revenues and cost of services and maintenance, primarily against revenues recorded under migration projects, which reserves adversely impacted the gross margin for the nine months ended June 30, 1998. In addition, the Company had not realized the efficiencies and cost savings originally anticipated for the off-site work performed primarily by subcontractors on the migration services projects. During the second quarter of fiscal 1998 (the three months ended March 31, 1998), the Company implemented some modifications to its procedures for pricing, performing, and controlling the migration services projects in order to improve the gross margin on those projects.

Research and development expenses increased to $1,261,586 in 1998 from $664,184 in 1997, or 90% due to an increase in the number of personnel to support the development activity associated with the Complete/2000 product and enhancements to existing software products.

Sales and marketing expenses were $621,507 in 1998 as compared to $657,642 in 1997. Decreases in salaries in 1998 as compared to 1997, due to the increased use of some personnel for research and development efforts, and reductions in bonuses were offset somewhat by increased trade show and commission expenses in 1998.

General and administrative expenses were $1,016,222 and $617,144 in 1998 and 1997, respectively, reflecting in 1998 additional personnel, and increased rent, insurance, telephone, business and payroll taxes in 1998 to support the increased level of business activity, and increased use of legal, audit, and other professional services in connection with the Company's Registration Statement on Form 10/A.

Net interest expense was $217,869 and $63,649 for the nine months ended June 30, 1998 and 1997, respectively, reflecting the increased use in 1998 of short-term receivables financing and loans from senior officers of the Company to meet its working capital needs.

The overall net loss was $1,659,163 and $133,670 for the nine months ended June 30, 1998 and 1997, respectively, or $0.14 per share and $0.01 per share (based on the weighted average number of shares outstanding during the respective periods).

LIQUIDITY  AND  CAPITAL  RESOURCES

Through June 30, 1998, the Company had sustained recurring losses from operations and, at June 30, 1998, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern (see Note 1 of Notes to Condensed Financial Statements).

For the three months ended June 30, 1998, operations were funded through cash derived from short-term receivables financing. For the nine months ended June 30, 1998, operations were funded through cash derived from short-term receivables financing, proceeds from the exercise of warrants to purchase common stock, and loans from senior officers of the Company.

Operations for the nine months ended June 30, 1997 were funded through cash derived from short-term receivables financing, the sale of common stock, the sale of software licenses for Assess/2000 and funds associated with distributor agreements.

Cash received from the sale of common stock and warrants, and the exercise of warrants, amounted to $0, $0, $48,000 and $1,147,725 in the three months ended June 30, 1998 and 1997, and the nine months ended June 30, 1998 and 1997, respectively.

In  October  1995,  the  Company  entered  into  a  factoring  agreement  with a financial  organization  whereby  the  Company  is  able  to obtain financing by borrowing  against  its  accounts  receivable.  At  June  30, 1998, $999,572 was outstanding under the agreement. At September 30, 1997, there was no outstanding indebtedness under the agreement. The agreement may be terminated by either the factor or the Company at any time.

The Company has relied periodically upon shareholder loans to fund operations. These prior shareholder loans were repaid in full as of March 31, 1997.

In December 1997, the Company received a loan in the amount of $350,000 from a senior officer of the Company. The loan is for a term of two years, is unsecured and will earn interest at a rate of 24% per annum.

In February 1998, the Company received a loan in the amount of $225,000 from another senior officer of the Company. The loan is for a term of two years, is unsecured and will earn interest at a rate of 24% per annum.

In January 1997, the Company received a payment of $800,000 from Gardner Solution 2000, L.L.C., under the terms of a Complete/2000(TM) solution exclusive distributorship agreement announced July 2, 1996.

In March 1997, the Company received payments of $1,746,875, and in June 1997 received payments of $1,350,000, for the sale of software licenses for Assess/2000, new exclusive distributor agreements, and software maintenance agreements for Assess/2000.

From the various sources of proceeds described above, together with the increased revenues, the Company was able to repay all of its outstanding interest bearing debt as of September 30, 1997, pay certain other liabilities, and fund the capital expenditures required to support the increased level of operations. As indicated above, during the nine months ended June 30, 1998, and subsequent to June 30, 1998, the Company has utilized short-term receivables financing and loans from senior officers of the Company to fund operations. During the balance of fiscal 1998, the Company expects to continue to meet its working capital and other cash requirements with cash derived from its operations, short-term receivables and other financing as required, and software license and other fees from distributors desiring access to the Company's Complete/2000 product offerings. In addition, the Company must continue to improve the efficiency of its operations to achieve and maintain positive cash flow from operations and support the increased volume of contracts.

There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's needs. Management believes that the loans from the senior officers of the Company, combined with continued use of short-term receivables financing will be sufficient to meet the Company's needs through the balance of fiscal 1998. In the meantime, management is continuing to closely monitor the Company's prospective year 2000 project volume to evaluate whether the existing sources of financing are adequate to support the operations of the Company, or whether additional means of financing, including debt or equity financing, may be required to satisfy its working capital and other cash requirements.

The Company anticipates that its capital expenditures for the next twelve months will be approximately $100,000. The Company will evaluate the use of additional lease financing, if necessary, to support those capital expenditures.

                          PART  II.  OTHER  INFORMATION

  Item  1.  Legal  Proceedings
                 None

  Item  2.  Changes  in  Securities
                 None

  Item  3.  Defaults  Upon  Senior  Securities
                 Not  Applicable

  Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
                 None

  Item  5.  Other  Information
                 None

  Item  6.  Exhibits  and  Reports  on  Form  8-K
            a.  Exhibits
                 Exhibit 27.1  Financial Data Schedule, June 30, 1998

            b.  Reports on Form 8-K
                 None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FORECROSS  CORPORATION

Date:  August  13,  1998      BY:  /s/  Bernadette  C.  Castello
                              ----------------------------------
                              Bernadette  C.  Castello
                              Senior  Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit  27.1     Financial  Data  Schedule,  June  30,  1998