Form 10-K
period 1998-09-30
FORECROSS CORP
filed 1999-01-13
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-K


(Mark One)
[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended September 30, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from        to

                   Commission file number:  0-29672


                              FORECROSS CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


                    California                              94-2823882
                    ----------                              ----------
         (State or other jurisdiction                    (I.R.S. Employer
         incorporation or organization                  Identification No.)

      90 New Montgomery Street, San Francisco, California               94105
    -----------------------------------------------------               -----
     (Address  of  principal  executive  offices)                  (Zip  Code)


     Registrant's  telephone  number,  including  area  code:     (415) 543-1515


Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No   .

     Indicate  by  check  mark  if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The  aggregate  market  value  of  the  voting   common   stock  held    by
non-affiliates  of  the  Registrant  as  of  December 15, 1998 was  $15,106,000.

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     This Form 10-K of Forecross Corporation ("Forecross" or the "Company") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K. Such factors include, but are not limited to, the Company's unprofitable operating history and limited financial resources; potential requirements for additional financing; volatility of the Company's common stock; fluctuation of its quarterly operating results; existing and potential competition; dependence on a small number of customers; market size; no assurance of success of the Company's marketing strategy; dependence on year 2000 revenues; no assurance of the ability to continue product development as required and in a timely manner; limited experience of management in the management of growth; control by officers and directors; dependence on key personnel; the ability to adequately protect its intellectual property; and general economic and market conditions. Additional information on these and other certain business concerns is included elsewhere in this Form 10-K.


ITEM  1.     BUSINESS
--------     --------

GENERAL  BUSINESS  DESCRIPTION

     Forecross is a software company that, together with its predecessor corporations, has been in business since 1982. Forecross develops, markets and sells sophisticated software and associated services to large organizations for the automated conversion ("migration") of existing business software applications to new computing environments. Forecross also develops, markets and sells similar software and services to large organizations for the automated assessment and renovation of non-year 2000-compliant business software applications.


INDUSTRY  BACKGROUND

     In recent years, dramatic and fundamental changes have taken place in the computer industry. These developments have had a significant impact on the way in which business applications are developed, have extended the useful life of existing applications and have presented unique challenges to Management Information Systems ("MIS") departments.

     SIGNIFICANT  INDUSTRY  DEVELOPMENTS

     First, there has been a dramatic reduction in the cost of computer processing power. This has led to the "downsizing" from larger "mainframe" and "super-mini" computers to smaller computers capable of processing the same
amount  of  work  at  significantly  lower    cost.

     Second, standard computing environments, referred to as "open systems" architecture, have increasingly dominated the market. Previously, large scale MIS organizations were forced to implement business applications using database software and languages proprietary to particular vendors. Open systems architecture has, to a significant extent, freed the MIS manager from this constraint by permitting the components of an overall hardware and software solution to be acquired from a number of different, and frequently competing, vendors. Examples of these new standards include the UNIX operating system, the database language called SQL and programming languages such as COBOL, C++ and JAVA.

     Third, the network which each business establishes to connect the personal computers on the desks of each user ("clients") to the open systems hardware ("servers") for business applications has expanded over the past four years to include connections to, and often web sites on, the Internet. The "world-wide web" enables a business to connect all of its employees to each other and to the company's vendors and customers easily and inexpensively. This unprecedented level of connectivity is driving a rapid evolution in the way businesses inter-relate.

     Fourth, over the past few years the computer industry has been shaken by a latent problem imbedded in many existing applications, known as the "year 2000 problem." Historically, computer disk space was extremely expensive and storage capacity was very small. To lessen the cost impact and increase the available capacity, dates in many applications were stored in an abbreviated form. For example, 1997 was stored as '97' and programs assumed the century was '19' even though it was not stored as part of the date. When presented with the abbreviated date '00', many applications assume the complete date is 1900, when it should be 2000, resulting in incorrect ordering, comparisons and calculations.

     Fifth, even though there has been a decrease in the cost of some computer hardware, there has also been a reduction in many MIS budgets with no corresponding reduction in the costs of software or technical personnel.

     Finally, the broad-based application assessment that has been necessitated by the year 2000 problem has brought unparalleled awareness to MIS management of the attributes, costs and risks inherent in their business application portfolios. What has been discovered is a hodge-podge of environmental and development software that has resulted in: immense, yet unnecessary, complexity; duplicated and high costs of ownership; and serious risks of future maintenance failures caused by a lack of personnel knowledgeable in the older installed software.

     BUSINESS  IMPACT

     Existing systems represent a huge financial investment and are often functionally rich and mission-critical to the business. Due to this, many applications which would have been rewritten after three-to-five years are now remaining in service for ten years or more. However, due to their underlying technologies, they may not be meeting all of the needs of the organization. For example, they may not be fully integrated with newer business applications, may have data which is not easily accessible to users, may operate on technology platforms which are no longer cost-effective, or may not have been designed to correctly handle the year 2000 problem. Furthermore, personnel who understand and can maintain applications developed using older technologies are becoming more difficult to find and retain, and are, therefore, more expensive.

     The challenge for businesses is to find a cost-effective way to upgrade these sizable existing systems to be year 2000-compliant and to take advantage of the new technologies which have a more readily available manpower pool, while preserving all of their valuable functionality.

     AVAILABLE  SOLUTIONS

     The Company's management believes that there are three options available to an MIS manager wishing to take advantage of these developments and upgrade a system to be year 2000-compliant.

     One option is to acquire commercially available application software packages specifically designed to operate on the new technology platforms and to be year 2000-compliant. However, a suitable package may not always be available and, even when it is, the new software package will commonly require adaptation to the distinctive business policies and practices of the user organization. In addition to the initial cost of the package, these adaptations are frequently expensive and may take too long to implement as well as require specialized technical resources.

     Another option is to rewrite the computer source code of the existing possibly non-year 2000-compliant application to make it usable in the new computing environment. This course is time consuming to implement, can be error-prone, requires significant and specialized personnel resources not routinely available, and may, therefore, be expensive and risky.

     Both of these choices also involve the risk that business-specific rules and functionality currently imbedded in the existing application will not be accurately or completely incorporated into the adapted software package or the rewritten application.

     The products of Forecross represent a third solution. The Company has developed a proprietary and innovative technology for the automated migration and assessment/renovation/confirmation of existing applications. This allows businesses to replace existing technologies (i.e., the system is re-hosted to a new technology platform or made year 2000-ready) while leaving the application functionally intact (see "-Products"). Consequently, this option usually has the lowest cost and least risk associated with it. For the Company's experience competing against these other solutions, see "Competition---Competitive Position".


MARKET

     At its broadest, the potential worldwide market for Forecross products is comprised of approximately 30,000 large computer-using organizations. Generally referred to as "enterprise computing" users, they include the so-called Fortune 2,000 companies, and comparable government, financial services, healthcare, education and other service organizations. Most of these organizations automated their major business applications before the advent of the new technologies and, hence, find themselves with a large inventory of crucial information systems based on rapidly obsolescing technology.

     Forecross initially focused its primary attention upon the portion of the North American enterprise computing market that was, at the time, comprised of approximately 1,000 users (now 450 users) of Computer Associates Integrated Database Management System (CA-IDMS) (based on information supplied in July 1998 by Computer Intelligence Corporation, an industry research organization). CA-IDMS includes a database management system (CA-IDMS/DB), user interface language (CA-IDMS/DC) and fourth-generation language (CA-ADSO) which, together with certain other related products, were originally developed and marketed by Cullinane Corporation, later by Cullinet Corporation, and now by Computer Associates International. Based upon reports in the industry press, Forecross believes that there is a growing shift of enterprise computing users away from CA-IDMS and that over the next ten years a substantial number of the 450 users will have decided to move to newer, more cost-effective and flexible computing environments. The Company's initial estimates indicated that outside North

America there were an additional 1,000 or more CA-IDMS organizations. The estimate of current CA-IDMS users outside North America is approximately 400. These users also represent a potential market in which Forecross has already had some initial success.

     In addition to the CA-IDMS portion of the enterprise computing market, there are also additional portions related to other proprietary technology platforms. They include areas related to computer languages such as CA-Easytrieve from Computer Associates, CSP from IBM Corporation, CA-UFO from Computer Associates and ADF from IBM Corporation, and databases such as IMS from IBM and Adabas from SoftwareAG (initially estimated at 20,000 users for all products listed, this portion of the enterprise computing market is currently estimated to be between 15,000 and 20,000 users for all products listed). These additional areas create opportunities for Forecross to develop other products and give the Company added flexibility in responding to changes and developments in the marketplace.

     One other market to which the Company has responded is the large market of computer-using organizations affected by the year 2000 problem. A uniquely large market has been created by the fact that virtually all 30,000 enterprise computing organizations have one or more applications that are not year 2000-compliant and need to become so in the near future.


PRODUCTS

     The Company has licensed and delivered its products and ancillary services to customers throughout North America, and in Taiwan, France, Belgium, Germany, and South Africa. Historically, customers have included Aetna Life Insurance, AT&T, Bank of America NT & SA, Bank of Montreal, Bear Stearns & Company, IBM Corporation, Home Savings of America, Kimberly-Clark Corporation, New Brunswick Telephone, Price Waterhouse LLP, Royal Bank of Canada and Union Gas Corporation. Recent and current Forecross customers include Charles Schwab & Company, Inc., Brown Brothers Harriman & Co., Sapiens USA., Inc., Ciber, Inc., Electronic Data Systems Corporation and BDM International (now part of TRW Inc.)

     Forecross products are designed to automate up to 100% of the conversion and year 2000 assessment and renovation of an existing application. It has been the experience of the Company that 95% or more of the business application programs commonly found in large computerized organizations (see "-Market") can be converted, assessed and renovated with full (100%) automation. The remaining 5% can usually be processed with a significant degree of automation (80% or more), enough to make conversion with Forecross products a cost-effective and lower risk alternative. Converted applications are functionally equivalent to their unconverted counterparts, and, in the experience of the Company, maintainability and performance in the new environment are typically unaffected or enhanced. Each Forecross product includes a significant number of customization options which can be selected by the user to achieve specific conversion or renovation objectives.


UNDERLYING  PROPRIETARY  TECHNOLOGY

     The  Company's  powerful  and  flexible   technology  known  as  the  XCODE
architecture, has been refined over the last thirteen years and forms the foundation for all Forecross products, tools, and associated services.

     The proprietary XCODE architecture of Forecross supports all of the functions ordinarily required to automate the conversion, assessment and renovation of existing systems. This includes parsing the source code, storing the code in a common repository, identifying areas of the code that require technology or year 2000 upgrades, transforming the old technology and/or non-year-2000-compliant elements of the source code and generating revised source code for the operation of the application in the new year 2000-compliant environment.

     Forecross began developing its technology in 1982. The prototype for the XCODE architecture was built in 1985 to permit a customer to convert a major application from a proprietary language to COBOL. The first generation of XCODE was developed and enhanced between 1985 and 1986, in connection with language conversion projects undertaken for Price Waterhouse, LLP. This resulted in the first version of the Convert/ADSO to COBOL product. In response to a requirement of Chemical Bank of New York, a second generation of XCODE was developed in 1987, resulting in the development of the first version of the Convert/IDMS-DB to SQL product.

     In 1990, Forecross developed the first version of Convert/IDMS-DC to CICS in connection with a migration project undertaken for American President Lines. In the same year, under a contract with IBM, the third generation of XCODE was produced. In 1992-93, in connection with a project for Cincom Systems, Inc. of Ohio, Forecross developed the Fastforward/VSAM to SUPRA database conversion software. At that time, all the components of XCODE were redeveloped to operate in a PC environment.

     The XCODE architecture is modular in design. Modular architecture refers to the design of a system into separate components that can be connected and combined together in many different configurations. The strength of modular architecture is that any one component can be replaced, added or moved without altering the rest of the system. The Company's modular XCODE architecture is, therefore, readily adaptable to the development of new migration and new year 2000 products. This lowers the cost, shortens the time and reduces the risk of new product development.

     COMMERCIALLY  AVAILABLE  PRODUCTS

     Forecross has, to date, developed nine migration products. Migration products are named by reference to the source language or database and the target language or database:

-              Convert/IDMS-DC  to  CICS    (user interface language conversion)
-              Convert/ADSO  to  COBOL    (language  conversion)
-              Convert/IDMS-DB  to  SQL    (database  conversion)
-              Convert/VSAM  to  SQL    (database  conversion)
-              Convert/CSP  to  COBOL    (language  conversion)
-              Redirect  II  COBOL/VS  to  COBOL  II    (language  conversion)
-              IMSADF  II  to Cross System Product Migration Facility  (language conversion)
-              Convert/IMSADF  II  to  APS/COBOL    (language  conversion)
-              Fastforward/VSAM  to  SUPRA    (database  conversion)

     Forecross is the owner of six of these products. Ownership of the following products is shared: IMSADF II to Cross System Product Facility, which was developed by Forecross, but is owned jointly with IBM; Convert/IMSADF II to APS/COBOL, which was developed by Forecross, but is owned jointly with Bank of America; and Fastforward/VSAM to SUPRA which was developed by Forecross pursuant to a Development and License Agreement dated April 22, 1991, with Cincom Systems, Inc. (the "Cincom Agreement") and is jointly owned by the Company and Cincom. Forecross and IBM have joint marketing rights to the first product, Forecross and Bank of America have joint marketing rights to the second product, and Cincom has exclusive marketing rights to the third product. None of these jointly owned products is presently material to the Company's business or its near-term business plans.

     Forecross has, to date, developed three year 2000 renovation products for thirteen languages (plus 2 products that the Company no longer markets, for the REXX and CLIST languages): Assess/2000, Renovate/2000 and Confirm/2000, which are integrated into the Complete/2000TM software solution. Languages currently supported by these products include COBOL, C, C++, PL/I, CA-Easytrieve,
PowerBuilder, CSP, IMSADF II, CA-ADS, CA-UFO, APS, CA-Ideal and CA-Telon. Assess/2000 is used to automatically analyze computer program source code and identify all instances where year 2000 issues must be addressed. Renovate/2000 is used to automatically modify all code found to be non-year-2000-compliant. Confirm/2000 is used to automatically analyze code which has been determined to be year 2000 compliant, thereby providing an audit or independent validation function, to ensure that no year 2000 issues have been missed or not properly renovated. Forecross is the owner of all of these products.

     PRODUCT  DEVELOPMENT

     The Company's strategy in developing new migration software and services for existing applications is to respond to the particular needs of a specific customer after research has determined that there is an identifiable potential for further licensing of the product, and delivery of associated services to other organizations. Before Forecross undertakes the development of a new product, it generally requires that the customer agree to share the development cost. One example of this strategy is the Convert/CSP to COBOL product which was developed for Kimberly-Clark Corporation in 1994, under an agreement whereby Kimberly-Clark contributed $300,000 of the total $350,000 in development costs. Another example is the Convert/IMSADF II to APS/COBOL product which was developed for and financed by Bank of America in 1994 and 1995 at a cost of $480,000.

     One factor which greatly enhances the Company's ability to employ this strategy is its proprietary XCODE architecture. The XCODE architecture enables the Company to develop a new migration product in an average of approximately six months of elapsed time, with three persons employed full-time on the project. This is a considerably shorter and less costly development cycle than traditional industry experience for products of comparable scope and complexity. It also allows the Company to fund most or all of the development cost from the license revenue generated by the initial development-funding customer.

     Extension of the Complete/2000TM products to support new languages has also been greatly facilitated by the XCODE architecture. As requirements have dictated, and may dictate in the future, new languages have been added to
Complete/2000TM    in  an  average  of  eight-weeks  with  two  developers.

     Research and development expenses were $1,520,709, $1,006,768 and $253,743 in the years ended September 30, 1998, 1997 and 1996, respectively. Additional expenses of $29,067 in the year ended September 30, 1996 were incurred on products funded by customers and are included in cost of revenues. There were no such costs in the years ended September 30, 1998 or 1997.


PRODUCT  LICENSING

     MIGRATION  PRODUCT  LICENSING

     Forecross grants its customers a non-exclusive, non-assignable license to use its software, including programs, options, documentation, data and information. While certain provisions in the license agreement (e.g., as to the number of locations at which the licensed software may be used, and the extent of the customer's right to receive upgrades and enhancements without charge) vary according to the circumstances, certain general terms are common to all such agreements. Each contains a warranty by Forecross against defects in design, operation and usability in the customer's computer environment, and each contains a covenant by the licensee not to attempt to decipher, develop source code, copy, modify, duplicate, create or recreate all or any part of it except to the extent required by its normal operating procedures. The licensee also agrees to take reasonable steps to prevent access by anyone whose access is not reasonably necessary and to ensure that authorized persons with access refrain from duplicating, reproducing or disclosing information with respect to the licensed software.

     The license is granted for the conversion of a specified number of application programs, and may be terminated on fifteen days notice for non-payment of amounts payable under it, on twenty-four hours notice by either party if the other becomes insolvent or (except in certain circumstances) if bankruptcy or other similar proceedings are commenced against it, or it makes an assignment for the benefit of creditors. The agreement is also terminable upon fifteen days notice in the event of a material breach being committed, unless the breach is cured before the expiration date of the notice period.

     COMPLETE/2000TM  LICENSING  AND  FACTORY  SERVICES

     Forecross offers product licensing for its Assess/2000 products. These licenses are identical to the migration licenses described above with two exceptions. First, they are granted for the assessment of an unlimited number of application programs and related components. Second, they may be purchased in single-user or multiple-user configurations, priced accordingly.

     Forecross offers "factory" services for customers of its Complete/2000TM renovation and confirmation software. By "factory", the Company means an array of multiple server-class computers operated by a small number of computer operators, running two to three shifts per day, up to seven days per week, depending on work volume. "Factory services" also implies the methodology by which customer code flows into Forecross, through the factory, to the rules engineers for issue resolution, to quality assurance for final review, and back to the customer. Licenses are not currently offered. Utilizing the factory renovation services, a customer sends its application code to the Forecross factory where the code is either renovated for year 2000-compliance, compiled, then shipped back to the customer for testing and production implementation, or analyzed to confirm that all year 2000 renovations previously made, have been made completely and correctly. The factory uses a combination of procedures, processes and software that allow for up to 100% automation of all phases of code renovation and confirmation.


INTELLECTUAL  PROPERTY

     Forecross has chosen to protect the intellectual property value of its products and its proprietary XCODE architecture through trade secret and confidentiality provisions in its product licensing arrangements, confidentiality agreements with its employees and through copyright protection for system externals such as display formats and documentation. Additional protection is provided by the complex nature of both the XCODE architecture, and the products themselves. This approach is consistent with standard practice in the industry, and provides reasonable assurance against misappropriation. Software theft, which can be a serious problem in the consumer software market, is relatively rare in the large-scale software products market. Large corporate buyers tend not to engage in product piracy. The Company's products are also protected against unauthorized use by imbedded and external access control codes. There can be no assurance, however, that the protection relied upon by the Company will be effective. Monitoring and identifying unauthorized use of the Company's technology may prove difficult, and the cost of litigation may impair the Company's ability to guard adequately against such infringement. The commercial success of the Company may also depend upon its products not infringing any intellectual property rights of others and upon no such claims of infringement being made. Even if such claims are found to be invalid, the dispute process could have a materially adverse effect on the Company's business, results of operations and prospects.


MARKETING  AND  SALES  STRATEGY

     EXISTING  APPLICATION  MIGRATIONS

     The  developments  in  computer  technology described above (see "-Industry
Background: Significant Industry Developments") have converged to produce the need and create the opportunity to convert existing applications. Because of this, the Company has had to experiment with a number of different techniques to create market awareness of its technology and products, and to provide an easy way for potential customers to evaluate and license its products.

     Between 1989 and 1992, Forecross experimented with two different approaches using third parties to market and sell its products. One approach involved an exclusive marketing and sales agreement with a large technology services firm principally engaged in providing consulting services. The other approach involved a technology transfer agreement relating to three specific software products (Convert/ADSO to COBOL, Convert/IDMS-DC to CICS and Convert/IDMS-DB to SQL), and an exclusive distribution agreement, with a start-up software company, AdvantEdge Systems Group, Inc. ("ASG"). Neither of these approaches proved successful.

     In view of its experience with selling its products through third parties, Forecross decided in 1992 to develop and implement its own direct marketing and sales strategy. The Company's marketing and sales strategy has several elements designed to overcome the problems previously encountered. It has expanded product offerings to include a broad range of service and license alternatives that better adapt to meet the needs of the marketplace and serve to differentiate Forecross from its competitors. Conventional techniques such as trade publication notices, direct mail, telemarketing, and, most recently, its own site (www.forecross.com) on the Internet are being used to bring the Company's products and their benefits to the attention of prospective customers. Additionally, Forecross has focused on building a reference base of satisfied customers.

     Recognizing that aversion to risk is one of the major characteristics of the decision making process for many MIS organizations, Forecross has created a strategy to simplify the process for potential customers to evaluate and invest in its products. The Company has accordingly adopted a phased marketing approach which allows a potential customer to pursue its interest in automated migration in a series of measured steps, with each step in the process providing demonstrable value.

     The  Company's   principal   marketing   programs   involve  the  Migration
Alternatives  Planning   Seminar  ("MAPS")  and   either  Factory   Compile   or
License-Only  sales.

     MAPS is an introduction, for a fee, to the conversion process through an intensive two-day customer-site program for those considering a migration project. Designed to address conversion issues, it includes formal technical briefings, expert consulting, an evaluation of the risks, costs and benefits of various alternatives and a feasibility analysis of the automated migration of a selection of the customer's application software. MAPS is promoted by telemarketing and is conducted by two senior members of the Forecross staff. Evaluations of prior MAPS sessions suggest that many of the Company's MAPS customers will decide to select Factory Compile or License-Only within twelve months of the MAPS session.

     Forecross offers its customers the option to use its proprietary software on behalf of the customer to perform the entire conversion process, thus relieving the customer of the requirements for allocating the personnel and time necessary to learn to perform the migration. Forecross calls this type of engagement a "Factory Compile." The customer's role is limited to testing the converted application in its new environment. The average Factory Compile project requires one senior and two junior technical staff members for approximately four months.

     License-Only is an offering in which the customer licenses Forecross products and, with training and additional optional consulting provided by Forecross, performs the entire conversion process with its own personnel. As in the Factory Compile option, the customer also tests the converted application in the new environment. No customer has chosen the License-Only offering in the past few years, preferring to use the Company's automated factory facilities.

     Although there are no separately chargeable software license fees, Factory Compile projects require the customer to sign a standard Forecross Product
License Agreement. For both offerings (Factory Compile and License-Only), a customer's use of Forecross products is limited to the conversion of a specified maximum number of application programs, at which time the license expires.

     YEAR  2000  RENOVATION

     Because of the potentially massive scope of the year 2000 problem and the relatively short period of time left in which to solve the problem (less than 400 days), Forecross took an approach to marketing its year 2000 products that was slightly different from its migration marketing.

     The Company adopted a two-pronged strategy designed to rapidly reach the broadest possible market without having to hire, train and manage a large sales, marketing and customer support staff. For the assessment function, Forecross offers its Assess/2000 product through non-exclusive license arrangements with consulting firms and other solution providers who do not market similar software from other vendors. For the renovation and confirmation functions, Forecross seeks and enters into contractual arrangements with distributors who, for a fee, obtain exclusive marketing rights for Complete/2000TM within a geographic territory. Exclusivity is generally for an initial term of one year and is automatically extended annually for a total of four subsequent years provided that the distributor has caused at least a specified number of year 2000 contracts of  at  least a  specified  value to be  closed  during  the year.  In exchange for marketing, project management services and staffing for substantially all on-site work, the distributor generally receives a fee equal to twenty-five percent (25%) of collected revenues. In the case of one contract, under which a substantial portion of the current year 2000 projects are conducted, the distributor's fee is fifty percent (50%) of collected revenues until $1,500,000 has been received by the distributor and twenty-five percent (25%) of revenue collected thereafter. During fiscal 1998, the $1,500,000 amount had been earned, with all subsequent fees to be earned at the 25% rate. At the present time, Forecross has four distributors: Gardner Solution 2000, L.L.C. in New York and New Jersey; Y2K Solutions, L.P. in Texas; CY2K Solutions, L.L.C. in California; and PY2K Solutions, L.L.C. in North
Carolina, South Carolina, Georgia and Florida. The President and Chief Executive Officer of Gardner Solution 2000, L.L.C., is also the Chief Executive Officer of Y2K Solutions, L.P., CY2K Solutions, L.L.C. and PY2K Solutions, L.L.C. Additional distributorships are contemplated for the United States and eventually various international locations. While Forecross may market its year 2000 products and services directly in territories not represented by distributors, its strategy is to leverage its ability to penetrate the large nationwide market by using a network of licensees and distributors.

     In addition, the Company has formed alliances through teaming agreements with consulting firms and service providers. As of September 30, 1998, Forecross has signed teaming agreements with BDM International, Inc., Electronic Data Systems Corporation (EDS), NCR Corporation, Sapiens USA, Inc., Ciber, Inc.
 SCB Computer Technology, Inc., as well as some smaller firms.


SALES  AND  LICENSING  REVENUES

     From 1994 though 1996, the Company's revenues were generated primarily by migration projects, with some revenues contributed by MAPS presentations. During that period, the Company performed work on between ten and twenty projects per year, of which four projects typically represented in excess of fifty per cent of total revenues. In the fiscal years ended September 30, 1998 and 1997, year 2000 assessment projects, sales of licenses to the Assess/2000 software, and fees associated with distributorships for Complete/2000TM products and services accounted for sixty-two percent and forty-two percent, respectively, of total revenue.


COMPETITION

     The marketplace for application migrations and year 2000 solutions is served by both software and services vendors. Forecross is not aware of any vendor, whether of software or services, who offers the degree of automated conversion achievable through use of Forecross products.

     SOFTWARE  VENDORS

     The Company believes that the principal focus of other software vendors has been on the development and licensing of software which speeds the rewriting alternative for migration. Examples of software delivering this type of migration solution assistance include ViaSoft Inc.'s tools for application re-engineering, and Carleton Corporation's software to support data migration. In both of these cases, as in all others of which Forecross is aware, the software products do not provide the near-complete and comprehensive automated conversion of business applications as those performed by Forecross products.

     In the year 2000 market, the Company believes that the principal focus of software vendors has been on the semi-automated or automated analysis of applications written in the COBOL language. The Company believes that many vendors also assess other languages, but most use a rudimentary text scanning approach similar to the "Find and Replace" function commonly found in most word processing software today. With respect to renovation, there are a number of software vendors whose products address COBOL with a relatively high degree of automation, but Forecross is aware of very few vendors who address any of the other dozen major languages used in most large MIS organizations without substantial manual effort augmenting semi-automated tools. The Company's Complete/2000TM product already addresses fourteen of the non-COBOL languages (although the Company has decided not to market its products for two of these), and others can be added within eight to twelve weeks. Examples of software vendors delivering automated or semi-automated assessment tools include ViaSoft, Inc., Micro Focus Group, P.L.C., and Platinum Technologies, Inc. Vendors with automated or semi-automated renovation products include Computer Associates International, Inc., Peritus Software, Alydaar Software and Eleventh Hour Systems.

     SERVICE  SUPPLIERS

     In both the migration and year 2000 renovation markets, service organizations such as accounting firms and companies like BDM International, EDS, IBM, Computer Horizons Corporation, Case Consult, GmbH and Computer Task Group offer conversion services. Automated conversion facilities provided by these service organizations typically embrace between 25% and 80% of the source code, with the balance of the conversion being performed manually. The Company's management believes that any manual conversion is subject to inconsistency, high risk of error, high cost and delays. Since they are service providers, these companies tend to focus on turnkey projects costing several millions of dollars which can, therefore, support the high manpower costs involved.

     Since the Company's software automates significantly more of the conversion (95% to 100%) than can be achieved with other products, management believes that Forecross is able to compete effectively with such service suppliers. The Company typically prices its Factory Compile offering (see "-Marketing and Sales Strategy") below the prices quoted by the service suppliers who perform conversions. Management believes that its Factory Compile offering can be marketed successfully, because it can be presented to the marketplace as the solution which uses a significantly greater degree of automation than is offered by service suppliers, thereby reducing the costs, time and risks of the project.

     COMPETITIVE  EXPERIENCE

     The Company's experience in the competitive bidding process employed by many of its prospective customers, leads it to believe that it has a price advantage over a majority of the other bidders. Such bidders' costs are typically higher due to their dependence on skilled people, as compared with the Company's dependence on less costly automation. However, the Company has not historically enjoyed the same degree of market recognition as many of its large competitors, such as the national consulting or accounting firms against whom it often competes.

     Until the emergence of the year 2000 problem, some customers did not embrace the idea that automation could help them solve their problem. Management believes that such uncertainty would sometimes cause a customer to award a contract to the more recognizable bidder, in spite of the higher price. This extra cost was often viewed as an "insurance policy" against any problems in the future. The Company has observed a shift in this trend over the past years, and many customers now will not entertain bids which do not contain the use of automated software tools. In addition, a number of the year 2000 solution vendors, particularly those offering software tools, are small, heretofore unrecognized companies. Management believes that potential customers of these tools and services are now more accustomed to dealing with such vendors. The Company believes that it has the capability to compete favorably because of these trends, and because it has steadily built its reputation and name recognition over the same period of time.


COMPETITIVE  POSITION

     It is possible that other software or services companies may attempt to develop new proprietary conversion software or service offerings or to enhance existing proprietary conversion software, or service offerings, to compete directly in the Company's chosen market. There are, in addition, certain other elements of risk which bear upon the Company's competitive position (see "(see "Management's Discussion and Analysis of Financial Condition and Results of Operations: Certain Business Concerns: Additional Financing; Competition; Market Size; No Assurance of Success of Marketing Strategy; Product Development; and Limited Experience of Management in the Management of Growth"). Moreover, (as indicated under "-Industry Background: Available Solutions") there are alternatives to migration as a means of adapting to technological change, and there can be no assurance that enterprise computing users will not prefer one of these alternatives.

     It is difficult for the Company to assess how many potential customers have availed themselves of the other alternatives (i.e., the purchase of a new software package that is year 2000 compliant and operates on new technology platforms or rewriting the computer source codes), since Forecross does not actively track prospects who fail to meet the Company's initial sales qualification criteria. Among qualified prospects who ultimately do not purchase from Forecross, the rewriting option generally prevails.


CORPORATE  HISTORY  AND  EMPLOYEES

     CORPORATE  HISTORY

     The Company was formed on January 1, 1987 by a merger pursuant to the provisions of the California Corporations Code of two predecessor corporations, Jonescast, Inc., and its wholly owned subsidiary, Genasys Software Systems, Inc. (subsequently renamed Genasys Technologies, Inc., and later changed to Forecross Corporation), each incorporated under the laws of California in June, 1982. As a result of the merger, Forecross succeeded to the business that had been carried on by the predecessor corporations since 1982. References in this Form 10-K to Forecross Corporation, Forecross, or the Company should be taken to include a reference to its predecessor companies.

     EMPLOYEES

     As of September 30, 1998, Forecross had 62 employees. Of these, seventeen work primarily in the Factory or on customer Factory Compile projects, nine are engaged primarily in research and development work, nine are in project management, five are in technical support, six are in quality assurance, three are in sales and marketing and thirteen are in finance and administration. All employees are required to enter into a Confidentiality and Proprietary Rights Agreement which requires that they not disclose any confidential information, restricts their right to engage or have an interest in competing businesses, and requires them to promptly disclose to Forecross the product of all work done by them while employed by, and for, the Company, and to assign to the Company all rights in such work product.

     BACKLOG

     Backlog was $531,000 at September 30, 1998 as compared to $4,281,000 (including approximately $615,000 to be performed after fiscal 1998) at September 30, 1997. See (see "Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM  2.     PROPERTIES
--------     ----------

     The Company's principal executive offices are located at 90 New Montgomery Street, San Francisco, California 94105, where it occupies approximately 6,200 square feet of leased space under a lease which expires in February 2002. Annual base rent under the lease is approximately $150,000. The Company occupies an additional 4,000 square feet space in its current location under a lease which expires in December 2001. Annual base rent for this space is approximately $143,000 per year. The Company also maintains a small sales office in San Diego, California, and a small apartment in San Francisco for use by its out-of-town staff while visiting the executive offices.



ITEM  3.     LEGAL  PROCEEDINGS
--------     ------------------
     None.



ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------     ---------------------------------------------------
     None.



ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------     -------------------------------------------------------------
	    MATTERS
             -------

     As of September 30, 1998, the Company had issued and outstanding 11,763,612 shares of Common Stock held of record by 60 shareholders. The Company's Common Stock is traded on the Over-the-Counter/Bulletin Board market under the symbol FRXX. The Over-the-Counter/Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. From August 1994 to October 28, 1998, the Company's Common Stock was listed on the Vancouver Stock Exchange under the symbol FRX.U. Listed below are the high and low bid prices (U.S. dollars) for the Company's Common Stock for the periods indicated.


THREE MONTHS ENDED   HIGH    LOW
------------------  ------  ------

09/30/98 . . . . .  $ 8.00  $ 2.25
06/30/98 . . . . .   11.80    5.75
03/31/98 . . . . .   12.70    6.70
12/31/97 . . . . .   20.00   10.00

09/30/97 . . . . .  $20.00  $11.65
06/30/97 . . . . .   25.00   13.05
03/31/97 . . . . .   16.95    6.00
12/31/96 . . . . .    7.00    3.00


     The Company has not paid any dividends to date and does not anticipate that any cash dividends will be declared in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following table sets forth information regarding issuances of Common Stock by the Company during the three years ended September 30, 1998.


NUMBER OF SHARES  GROSS PROCEEDS ($U.S.)   NATURE OF CONSIDERATION
----------------  -----------------------  -----------------------

         551,250  $               330,750  Cash(1)
         282,000                1,128,000  Cash(2)
          14,000                   39,550  Cash(3)
          12,000                   48,000  Cash(4)

1. These shares were issued in November 1995 upon the exercise of warrants issued in connection with a private placement of 735,000 common shares to two individuals and three investment funds in May 1995.
2. These shares were issued in connection with a private placement completed in December 1996 of Units consisting of one share of Common Stock and one non-transferable share purchase warrant to purchase an additional share of Common Stock for a period of two years from the date of issuance at an exercise price of $4.00 per share in the first year and $4.60 per share in the second year. The purchasers of the shares are family members of the president of the
Company.    The Company incurred $5,275 of costs related to this  sale.

3. These shares were issued during the fiscal year ended September 30, 1997 upon the exercise of stock options for 12,500 shares at $2.00 per share, and, 1,500 shares at $9.70 per share.
4. These shares were issued in October and November 1997 upon the exercise of warrants issued in connection with the private placement of 282,000 shares in December 1996.

The Company has issued shares of its Common Stock to certain employees (including officers) pursuant to compensation benefit plans of the Company. The transactions described in this paragraph were exempt from the registration requirements of the Securities Act based upon Rule 701 promulgated thereunder.



ITEM  6.     SELECTED FINANCIAL DATA
--------     -----------------------

     The selected financial data set forth below with respect to the fiscal years ended September 30, 1998, 1997 and 1996 and the balance sheet data at September 30, 1998 and 1997 are derived from the audited financial statements included elsewhere in this Annual Report. The financial data for the years ended September 30, 1995 and 1994 and the balance sheet data at September 30, 1996, 1995 and 1994 are derived from audited financial statements not included in this Annual Report. The information set forth below should be read in conjunction with the audited financial statements and notes included elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                 --------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                 ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Services and maintenance . .  $ 6,623,752   $ 4,930,456   $ 2,199,672   $  1,445,009   $ 1,785,035
   Software licenses and
   distributorship fees
   - related parties. . . . . .      545,000       844,582       200,000         10,071             -
                                 ------------  ------------  ------------  ------------  ------------
   Total net revenues . . . . .    7,168,752     5,775,038     2,399,672      1,455,080     1,785,035
Cost of services and
   maintenance including fees
   to related parties of
   $346,000, $213,000, $0, $0,
   and $0, respectively . . . . .  4,419,347     3,366,608      1,431,489       738,986       983,298
                                 ------------  ------------  ------------  ------------  ------------
Gross margin. . . . . . . . . .    2,749,405     2,408,430        968,183       716,094       801,737
                                 ------------  ------------  ------------  ------------  ------------
Operating expenses:
   Sales and marketing
     including fees to related
     parties of $1,037,000,
     $640,000, $0, $0, and $0,
     respectively . . . . . . .    1,838,126      1,490,479       711,545       685,360       682,454
   Research and development . .    1,520,709      1,006,768       253,743       358,133       628,023

   General and administrative .    1,413,312        887,039       332,500       446,031       704,302
                                 ------------  ------------  ------------  ------------  ------------
Total operating expenses. . . .    4,772,147      3,384,286     1,297,788     1,489,524     2,014,779
                                 ------------  ------------  ------------  ------------  ------------
Loss from operations. . . . . .   (2,022,742)      (975,856)     (329,605)     (773,430)   (1,213,042)
Other (expense), net . .            (305,110)       (68,855)     (129,141)      (37,720)      (51,825)
                                 ------------  ------------  ------------  ------------  ------------
Loss before provision
   for income taxes . . . . . .   (2,327,852)    (1,044,711)     (458,746)     (811,150)   (1,264,867)
Provision for income taxes. . .         (800)          (800)       (2,300)      (31,616)         (800)
                                 ------------  ------------  ------------  ------------  ------------
Net loss. . . . . . . . . . . .  $(2,328,652)  $ (1,045,511)  $  (461,046)  $  (842,766)  $(1,265,667)
                                 ============  ============  ============  ============  ============
Net loss per share. . . . . . .  $     (0.20)  $      (0.09)  $     (0.04)  $     (0.08)  $     (0.15)
                                 ============  ============  ============  ============  ============
Dividends . . . . . . . . . . .            -              -             -             -             -
                                 ============  ============  ============  ============  ============
Shares used in computing
per share data. . . . . . . . .   11,761,920     11,681,035    11,370,804    10,344,934     8,366,350
                                 ============  ============  ============  ============  ============
BALANCE SHEET DATA:
Cash and cash equivalents . . .  $    98,249   $    275,243   $    99,427   $    14,474   $   332,683
Working capital (deficit) . . .   (1,735,813)       442,765    (1,077,531)     (890,040)     (437,183)
Total assets. . . . . . . . . .    1,995,719      3,301,051       726,896       410,801     1,010,628
Deferred revenue, long-term . .    1,545,417      2,110,417             -             -             -
Long-term debt and capital
lease obligations (net of current
portion). . . . . . . . . . . .      673,059              -       223,923       262,593       280,393
Shareholders' deficit . . . . .   (3,276,564)      (995,912)   (1,120,649)     (999,092)     (551,434)

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

     The following summary of the Company's material activities for the years ended September 30, 1998, 1997 and 1996 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and accompanying notes to the financial statements included at the end of this Annual Report. Each recipient of this Annual Report is urged to read this Annual Report in its entirety.

     The Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10K contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. See "Certain Business Concerns."


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

     In addition to the migration services contracts, and in response to its customers' growing year 2000 migration demands and utilizing the technology it had developed over the past fifteen years, during 1996 and 1997 the Company introduced its Complete/2000(TM) software products and related services and methodologies. In June 1996, the Company authorized its first exclusive distributorship and sold its first software license for the Assess/2000 product. Initial customer projects commenced during fiscal 1997. During 1997, additional sets of Assess/2000 licenses were sold, additional exclusive distributorships were authorized, and additional customer projects were signed and commenced. Once collectibility of the distributor and license fees is reasonably assured, and if there are no significant post-delivery obligations, the Company recognizes the fees associated with the exclusivity and the software license ratably over the contractual term (including renewals - generally five years) commencing with the date of signing of the agreements. Revenues for technical and sales training, maintenance and support are recognized ratably over the term of the support period.


RESULTS  OF  OPERATIONS

     YEAR 2000 COMPLIANCE

     Forecross, like any other company, owns or uses computer software that may be impacted by the year 2000 problem, and also relies upon vendors of equipment and services whose products and services may be impacted by the year 2000 problem.  The  Company's  year  2000  compliance issues include (i) the computer hardware and internally developed software which it uses in the performance of services for its customers, (ii) the hardware and third-party software which it uses for corporate administration, (iii) the services of third-party providers which it purchases for certain professional services, and (iv) the external services such as telecommunications and electrical power. The Company has initiated a project that will attempt to identify all computer hardware and software, other significant equipment, and services upon which it relies that may be impacted. After identification of such items, the Company will verify whether those products and services are year 2000-compliant. The verification process will include both accessing the websites of vendors and service providers to verify such compliance, and, if necessary, contacting those vendors and service providers to determine their compliance or plans to become compliant prior to December 31, 1999. It is the intent of the Company to complete this verification process by early 1999.

     The Company's administrative and operating systems are primarily PC-based, utilizing commercially available software. Based on initial inquiries, which have not yet been completed, management of the Company believes that these commercial software applications are either year 2000-compliant now or will have upgrades available at nominal cost which will be year 2000-compliant. The Company has already purchased an upgrade to its accounting systems that will make it year 2000-compliant, for less than $200. The Company's System 390 mainframe software is not year 2000-compliant, and the Company intends to obtain an upgrade to such software from its vendor by March 31, 1999 at a cost of less than $5,000.

     A preliminary review of the Company's PC-based servers and computers has indicated that several hardware systems are not currently year-2000 compliant, but that there is a simple procedure to make them compliant in the year 2000 at no cost. On January 1, 2000, the dates in these computers revert automatically to January 1, 1980. The Company will execute a procedure, which it has already tested on all of the non-compliant computers, to reset the date to the correct, year 2000 date. If, nonetheless, the Company is not able to modify those systems to become year-2000 compliant, it anticipates that the cost of replacing such systems would be approximately $10,000, that the time required to replace such systems would not exceed two weeks, and that, during the replacement period, the Company's other, compliant systems could be used to perform the work normally performed by the systems being replaced.

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

     For the foregoing reasons, the Company does not anticipate that it will have an incomplete or untimely resolution of the year 2000 issue. Although the total costs of compliance have not as yet been definitely determined, management believes that such costs will not be material. As previously indicated, with respect to its internal systems as outlined above, the Company believes that it has or will have achieved year 2000 compliance in advance of December 31, 1999. With respect to external services provided by third parties, the Company is less certain of the impact of year 2000 non-compliance. In the worst case scenario, a failure of the electrical system which supplies power to the Company's computers would disrupt both the Company's ability to conduct business and to communicate with its customers, vendors and other suppliers, since the Company's telephone system also requires electrical power. In this event, the Company would be required to purchase these services from alternative providers. The Company intends, as part of its "non-computer" systems review, to determine any extraordinary costs and the amount of implementation time associated with such change of providers.

     YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

     Revenues for the year ended September 30, 1998 were $7,168,752 as compared to $5,775,038 in 1997, an increase of 24%. This increase in revenues for the period reflected several factors: first, revenue of $4,364,000 from year 2000 assessment and renovation contracts and the amortization of Assess/2000 software licenses in 1998 as compared to $1,788,000 in 1997; second, the decrease in revenue from the amortization of exclusive distributorship agreements of $110,000 in 1998 compared to $660,000 in 1997; and, third, the decrease in migration services revenue to $2,695,000 in 1998 as compared to $3,326,000 in 1997. Revenues for the three months ended September 30, 1998 were $1,512,658 as compared to $1,368,442 for the same period in 1997, and $2,270,675 for the three months ended June 30, 1998. The decrease in revenue from the third quarter ended June 30, 1998 was due primarily to the significant revenue earned on one major year 2000 renovation project and the completion of another large year 2000 renovation project during the June quarter. While other year 2000 project revenues in the September 1998 quarter were comparable to the June 1998 quarter, these two major projects had no comparable projects in the September quarter. Backlog was $531,000 at September 30, 1998 as compared to $4,281,000 (including approximately $615,000 to be performed after fiscal 1998) in 1997.

     The reduction in backlog is attributable to numerous factors. First is the substantial completion of one major migration/renovation project during fiscal 1998. This project was significantly larger in terms of dollar value than most Forecross contracts, and therefore made the backlog substantially larger than its historical norms. Second is that year 2000 contracts, unlike application migration projects, are typically of much shorter duration. The average application migration project takes from six to eighteen months to complete, whereas the average year 2000 project can be completed in eight weeks or less. Therefore, revenue associated with year 2000 projects may be booked, recognized and completed without appearing in the quarterly or annual backlog amount. Third is that there were two developments in the marketplace which Forecross believes negatively affected the backlog: (1) the temporary diversion of resources and attention away from valuable but optional application migrations, into the mandatory resolution of the year 2000 problem; and (2) the decision of some prospective customers to attempt to perform the year 2000 renovation work internally, or to delay commencing this work in favor of evaluating other alternatives (see "Business: Available Solutions".) While both of these developments appear to be temporary, they have had the effect of slowing the rate at which Forecross has been able to obtain contracts for such work, especially during the second half of the Company's fiscal year.

     Gross margin was $2,749,405 and $2,408,430 in 1998 and 1997, respectively. The gross margin percentage was 38% in 1998 and 42% in 1997. While the revenues from the year 2000 products and services increased significantly in 1998 compared to 1997 as discussed above, they have not reached the level anticipated by the Company and industry in general. The Company added substantial resources to address the year 2000 market, and the lower than anticipated level of revenue adversely impacted gross margins in 1998. In addition, the Company had not realized the efficiencies and cost savings originally anticipated for the off-site work performed primarily by subcontractors on the migration services projects. During the second quarter of fiscal 1998, the Company implemented some modifications to its procedures for pricing, performing, and controlling the migration services projects in order to improve the gross margin on those projects and avoid any further decline in gross margins as compared with the preceding year.

     Sales and marketing expenses were $1,838,126 in 1998 as compared to $1,490,479 in 1997. Distributor fees were $1,037,008 in 1998 as compared to $639,715 in 1997. Increases in commission and trade show expenses in 1998 as compared to 1997 were offset by reductions in bonuses and consultant expenses in 1998.

     Research and development expenses increased to $1,520,709 in 1998 from $1,006,768 in 1997, or 51% due to an increase in the number of personnel to support the development activity associated with the Complete/2000TM product and enhancements to existing software products.

     General and administrative expenses were $1,413,312 and $887,039 in 1998 and 1997, respectively, reflecting: additional personnel; increased use of legal, audit, and other professional services in connection with the Company's Form 10 registration statement in 1998; and, increased rent and insurance in 1998 to support the increased level of business activity.

     Net interest expense was $305,110 for the year ended September 30, 1998 as compared to $68,856 in 1997, reflecting the increased use in 1998 of short-term receivables financing and loans from senior officers of the Company to meet its working capital needs.

     The overall net loss for the year ended September 30, 1998 was $2,328,652 or $0.20 per share compared with a loss of $1,045,511 or $0.09 per share for the year ended September 30, 1997 (based on the weighted average number of shares outstanding during the respective periods). The net loss for the three months ended September 30, 1998 was $669,489 as compared to a net loss of $911,841 in 1997, and a net loss of $319,205 for the three months ended June 30, 1998. The net loss per share was $0.06 for the three months ended September 30, 1998, $0.08 for the comparable period in 1997, and $0.03 for the three months ended June 30, 1998.

     The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities. Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at September 30, 1998 and 1997 (see Notes 2 and 7 of Notes to Financial Statements).


     YEAR  ENDED  SEPTEMBER  30,  1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

     Revenues for the year ended September 30, 1997 were $5,775,038 as compared to $2,399,672 in 1996, an increase of 141%. This increase in revenues for the year reflected several factors: first, the significant increase in its migration services revenue ($3,326,172 in 1997 compared to $2,199,672 in 1996); second, revenue from year 2000 assessment and renovation contracts and the revenue recognized from Assess/2000 software licenses of $1,788,450 in 1997 as compared to $200,000 in 1996; and third, revenue recognized from exclusive distributorship agreements of $660,416 in 1997 compared to no comparable revenue in 1996. Backlog was $4,281,000 at September 30, 1997, including approximately $615,000 to be performed after fiscal 1998, as compared to $1,709,000 in 1996.

     Gross margin was $2,408,430 and $968,183 in 1997 and 1996, respectively. The gross margin percentage was 42% in 1997 and 40% in 1996. The gross margins reflect the impact of both initial inefficiencies of additional personnel and subcontractors hired during 1996 and 1997, and new methods of performing work on both the migration services and year 2000 assessment and renovation projects, which methods were introduced by the Company during 1996. While the methods adopted for use at its main San Francisco facility were performing substantially as planned during 1997, the Company did not realize the efficiencies and cost savings anticipated for the off-site work performed primarily by subcontractors on the migration services projects. As a result, the Company in early fiscal 1998 implemented some modifications to its procedures for pricing, performing and controlling the migration services projects in order to improve the gross margin on those projects.

     During the three months ended September 30, 1997, the Company provided reserves of $300,000 against revenues and cost of revenues, primarily against revenues recorded under year 2000 projects. These reserves adversely impacted the gross margin for the year ended September 30, 1997.

     Sales and marketing expenses were $1,490,479 in 1997 as compared to $711,545 in 1996. The increase in 1997 was due primarily to distributor fees earned on year 2000 projects in 1997, commissions on the increased migration project sales, and participation in trade shows and other costs associated with the initial and marketing of the Complete/2000TM and Assess/2000 products and services.

     Research and development expenses increased to $1,006,768 in 1997 from $253,743 in 1996, or 297% due to an increase in the number of personnel to support the development activity associated with the Complete/2000TM products, enhancements to existing software products and the decreased use of some of the research and development personnel on migration services contracts in 1997.

     General and administrative expenses were $887,039 and $332,500 in 1997 and 1996, respectively, reflecting additional personnel, increased use of legal, audit, and other professional services, and increased insurance, telephone, business and payroll taxes in 1997 to support the increased level of business activity.

     Net interest expense was $68,855 in 1997 as compared to $129,141 in 1996, reflecting the decreased use in 1997 of short-term receivables financing to meet its working capital needs, as well as the repayment of the Company's interest bearing debt in March 1997.

     The overall net loss for the year ended September 30, 1997 was $1,045,511 or $0.09 per share compared with a loss of $461,046 or $0.04 per share for the year ended September 30, 1996 (based on the weighted average number of shares outstanding during the respective periods).


LIQUIDITY  AND  CAPITAL  RESOURCES

     Through September 30, 1998, the Company had sustained recurring losses from operations and, at September 30, 1998, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern (see Note 1 of Notes to Financial Statements).

     For the year ended September 30, 1998, operations were funded through cash derived from the sale in fiscal 1997 of software licenses for Assess/2000, new exclusive distributor agreements, and software maintenance agreements for Assess/2000, short-term receivables financing, loans from senior officers of the Company, and lease and other financing of additions to equipment and leasehold improvements.

     Cash received from the sale of common stock and warrants, and the exercise of warrants, amounted to $48,000, $1,162,275, and $328,422 in the years ended September 30, 1998, 1997 and 1996, respectively.

     In  October  1995,  the  Company  entered into a factoring agreement with a financial organization whereby the Company is able to obtain financing by borrowing against its accounts receivable on a recourse basis. At September 30, 1998, $467,734 was outstanding under the agreement. At September 30, 1997, there was no outstanding indebtedness under the agreement. The agreement may be terminated by either the factor or the Company at any time.

     In December 1997, the Company received a loan in the amount of $350,000 from a senior officer of the Company. The loan is for a term of two years, is unsecured and will accrue interest at a rate of 24% per annum.

     In February 1998, the Company received a loan in the amount of $225,000 from another senior officer of the Company. The loan is for a term of two years, is unsecured and will accrue interest at a rate of 24% per annum.

     During fiscal 1999, the Company's management intends to seek to meet its working capital and other cash requirements with cash derived from its operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. In addition, the Company must continue to improve the efficiency of its operations to achieve and maintain positive cash flow from operations.

     During the first quarter of 1999, the Company's working capital was reduced to levels that were lower than customary. This was due to the slowdown in the Company's application migration business and the lack of a substantial number of year 2000 customer contracts (see "-Year ended September 30, 1998 compared to year ended September 30, 1997".) The Company has therefore taken steps to reduce costs. These include payroll reductions of approximately 20% through a reduction in pay for certain members of the management, not replacing certain staff members upon their departures and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than the Company has seen to date. Management believes that these staff cuts, which affected 5 employees, do not negatively impact the Company's ability to conduct its migration or year 2000 business. Moreover, with the current staff complement, management believes that the Company has sufficient resources in all required areas to conduct all booked business and a substantial amount of the business presently in its sales pipeline. Further, should a ramp-up of resources be required to accommodate business in excess of the Company's current capacity, management believes that such resources are readily available in the San Francisco Bay area where the Company is located. Further cost reduction efforts are still under consideration, but will not result in savings as substantial as the payroll reductions described above.

     In addition to cost reductions,the Company anticipates completing a private placement of securities from which it expects to receive net proceeds of approximately $250,000 to $330,000 by mid-January 1999. Beyond these actions already taken to address liquidity concerns, the Company expects additional revenue in January and February, 1999 from some of the year 2000 contracts currently under negotiation. While these actions should cause liquidity to improve somewhat, the Company does not expect that working capital will return in the short term to the levels seen during 1996 and 1997, when revenue from distributorships inflated historical norms.

     With the significant reduction in the backlog at September 30, 1998 as discussed above, the Company must obtain a significant amount of new projects to achieve revenue levels in fiscal 1999 comparable to fiscal 1998. As discussed above in the "Year Ended September 30, 1998 as Compared to Year Ended September 30, 1997", Year 2000 renovation projects are typically shorter in duration than comparable migration projects, and thus could generate revenues more quickly than migration projects. With the deadline for year 2000 renovation rapidly approaching, the Company believes that it will be able to secure such new renovation projects. In the meantime, management is continuing to closely monitor the Company's prospective year 2000 project volume to evaluate whether the existing sources of financing are adequate to support the operations of the Company, or whether additional means of financing, including debt or equity financing, may be required to satisfy its working capital and other cash requirements.

     Management believes that if it obtains the anticipated level of new business, then continued use of short-term receivables financing, together with the successful completion of a private placement of the Company's securities in January 1999, will be sufficient to meet the Company's needs through the balance of fiscal 1999. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's needs.

     The Company anticipates that its capital expenditures for fiscal 1999 will be approximately $50,000 to $100,000.


RECENT  ACCOUNTING  PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board released SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are effective for a fiscal year beginning after December 15, 1997. The Company believes that these pronouncements will not have a material effect upon the financial condition or results of operations of the Company (see Note 2 of Notes to Financial Statements).

     In 1997, the American Institute of Certified Public Accountants released Statement of Position (SOP) 97-2, effective for fiscal years beginning after December 15, 1997, which provides revised guidance for recognizing revenue on certain software transactions. The Company believes that the new guidance will not have a material effect upon the financial condition or results of operations of the Company (see Note 2 of Notes to Financial Statements).

     In October 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, which is effective for fiscal years beginning after December 31, 1997, revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement of recognition of those plans, and, accordingly, will have no effect on results of operations and financial position when it is adopted by the Company.


CERTAIN  BUSINESS  CONCERNS

     UNPROFITABLE  OPERATING  HISTORY  AND  LIMITED  FINANCIAL  RESOURCES

     The Company has not historically been profitable, and as of September 30, 1998, had suffered cumulative operating losses aggregating $7,992,079, and at September 30, 1998, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern. During fiscal 1999, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company must continue to improve the efficiency of its operations to achieve and maintain positive cash flow from operations (see "-Liquidity and Capital Resources," and Note 1 of Notes to Financial Statements). There is no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's needs, nor that the Company will be able to achieve profitability on a consistent basis.


     ADDITIONAL  FINANCING

     Forecross may require additional funds to continue product development and marketing, and to support its working capital requirements. The Company may seek such additional financing through private placements of debt or equity financing, and through collaborative arrangements with others. If adequate funds are not available when required or on acceptable terms, the Company may be required to delay, scale back or eliminate its product development activities and sales and marketing efforts. If this were to become necessary, it could adversely affect the Company's business, results of operations and prospects (see "-Liquidity and Capital Resources").


     VOLATILITY  OF  COMMON  STOCK

     The Company's stock price has been volatile since its initial public offering on the Vancouver Stock Exchange in 1994. After the registration of its stock in the United States during 1998, the stock has continued to experience significant volatility. The Company believes that factors such as awareness of the year 2000 problem, quarterly fluctuations in the results of operations, announcements of new products by the Company or its competitors, changes in revenue or earnings estimates by securities analysts, changes in accounting principles or their application and other factors may cause the market price of the Company's stock to continue to fluctuate, perhaps substantially. In addition, stock prices of many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market and securities analysts' expectations of continued growth and the higher price/earnings ratio at which the Company's stock may trade, any shortfall in meeting such expectations may have a rapid and significant adverse effect on the price of the Company's stock in the future. Fluctuations in the Company's stock may in turn adversely affect the Company's ability to attract and retain qualified personnel, and to gain access to capital and financing if needed.


     FLUCTUATION  OF  QUARTERLY  RESULTS

     The Company has experienced quarterly and other fluctuations in revenues and operating results and expects these fluctuations to continue in the future. The Company believes that these fluctuations have been attributable to the timing, size and nature of the Company's contracts with its customers; the performance of its distributors; the timing of the introduction of new products or services by its competitors; the decision of potential customers to perform such projects using internal resources; changes in the Company's operating expenses; personnel changes; and fluctuations in economic and financial market conditions.

     The timing, size and nature of the Company's contracts with its customers are important factors in the Company's operating results. Many of these contracts involve large dollar amounts, and the sales cycle is often lengthy and unpredictable. Uncertainties include customers' budgetary constraints, the timing of their budget cycles and their internal approval process. There can be no assurance that the Company will be successful in closing such large contracts on a timely basis or at all. As to the nature of the contracts, most of the Company's migration contracts are for a fixed fee. The Company's projects for year 2000 services are generally based upon a fixed price per line of code assessed and/or renovated. Although the contracts contain provisions allowing the Company to charge additional fees to its customers in the event that unanticipated or 'out of scope' work must be done, the Company nevertheless bears the risk of cost overruns and inflation. A significant percentage of the Company's revenue that is derived from these contracts is recognized on the percentage-of-completion method, which requires revenue to be recorded over the term of the contract. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenue. The Company's operating results may be adversely affected by inaccurate estimates of contract completion costs.

     The Company's expense levels are based, in part, on its expectations as to future revenue and are fixed, to a large extent, in the short term. As a result, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to the Company's expectations would have an immediate and material adverse effect on the Company's business.

     Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenue and operating results will not vary substantially. It is also possible that in some future period, the Company's operating results will be below the expectations of public market analysts and investors. In either case, the price of the Company's common stock could be materially adversely affected.

     COMPETITION

     Forecross is not currently aware of any direct competitors that license, use or sell fully automated, near-complete migration software. While certain vendors do offer or use such software, none of the products currently available provides the near-complete and comprehensive automated conversion performed by the Company's products. It is possible, however, that other software developers and vendors may create such software directed at the Company's market. If this should happen, or if the costs and risks associated with an enterprise rewriting its business applications for the new technologies are otherwise significantly reduced, it is possible that significantly fewer enterprises will choose the migration alternative using the Company's products. The Company does have some indirect competitors in the form of service organizations, such as the accounting and computer consulting companies which provide a combination of automated and manual conversion, and certain of these organizations have significantly greater resources, both of capital and personnel, than the Company, and much greater general name recognition (see "Business: Competition" and "Business: Competitive Position").

     In the year 2000 renovation market, the Company is aware of various software vendors whose products currently address COBOL, one of the languages addressed by the Company's products. The Company is aware of far fewer vendors who currently address any of the other major non-COBOL languages addressed by the Company's year 2000 products. It is possible, however, that these other software vendors, many of whom have substantially more resources available to them than the Company, may develop other products to compete with the non-COBOL products offered by the Company (see "Business: Competition - Software Vendors"). Further, both the Company and its industry competitors must compete with the internal information systems departments of their potential customers for year 2000 renovation projects with those potential customers.

     There can be no assurance that the Company's migration and year 2000 products and services will compete effectively with those of its current and potential competitors, nor that future competition for product sales and services will not have a material adverse effect on the business, results of operations and financial condition of the Company (see "Business: Competition").


     DEPENDENCE  ON  A  SMALL  NUMBER  OF  CUSTOMERS

     The Company's results of operations are attributable to a limited number of orders, the average size of which exceeds $500,000. During the year ended September 30, 1998, Brown Brothers Harriman & Company (40%), Charles Schwab & Co., Inc. (12%), and the Company's Distributors, treated as one customer (10%) represented sixty-two percent (62%) of total revenues. The President and Chief Executive Officer of Gardner Solution 2000, L.L.C., is also the Chief Executive Officer of Y2K Solutions, L.P., CY2K Solutions, L.L.C. and PY2K
Solutions, L.L.C. During the fiscal year ended September 30, 1997, the Company's Distributors, treated as one customer (17%), NCR Corporation (15%), Aetna Life Insurance Company (11%) and Brown Brothers Harriman & Company (10%) represented fifty-three percent (53%) of total revenues. During 1996, Bear Stearns & Company, Inc. (20%), Humana Incorporated (14%), New Brunswick Telephone (13%) and Aetna Life Insurance Company (10%) represented fifty-seven percent(57%) of total revenues. The loss or deferral of one or more significant sale(s) or failure to collect on a significant accounts receivable from any customer could cause substantial fluctuations in the Company's results of operations (see Notes 2 and 3 of Notes to Financial Statements). While the Company believes that the year 2000 market will offer it the opportunity to expand the number of customers and projects in process at any given time, there can be no assurance that it will be successful in its sales efforts or that a weakening in customer demand would not have an immediate material adverse effect on the Company.


     MARKET  SIZE

      The market for Forecross migration products may be smaller than the Company projects, whether because companies in the marketplace elect for budgetary or other reasons not to pursue automated migration or any other form of software conversion, or because they do so at a rate that is much lower than Forecross expects (see "Business: Market"). If this should happen, it will have a direct impact upon the rate of the Company's growth. Although the overall market for renovation in the year 2000 renovation market is estimated to be very large, the number of competing software products being offered and developed, the number of service suppliers actively soliciting year 2000 projects and the limited time available in which to address the year 2000 problem may serve to limit the number of year 2000 renovation opportunities that the Company is able to obtain.


     NO  ASSURANCE  OF  SUCCESS  OF  MARKETING  STRATEGY

     Forecross has, over the years, experimented with a variety of approaches to the marketing of its products. The Company's current strategy for its migration products and services is based on direct marketing which has been in place for approximately five years. While present indications are that the strategy is well-adapted to the market which has been targeted by Forecross, there can be no assurance that over the long term it will be successful. Successful implementation of the marketing plan requires, among other things, sales and marketing personnel with an ability to communicate clearly to potential customers the ability of the Company to complete migration projects successfully, and this requires an understanding of both the technology and the marketplace. For the year 2000 renovation market, the Company's strategy has been developed over the past year. While the Company has been able to sell several licenses to its Assess/2000 product, several distributorships and several assessment and renovation projects, the Company's experience in this market is too limited at the current time to determine whether the strategy being pursued for this market will be successful (see "Business: Marketing and Sales Strategy").


     DEPENDENCE  ON  YEAR  2000  REVENUES

     The growth in the Company's revenues in fiscal 1998 resulted in large part from increased demand for Assess/2000 and Complete/2000TM services and licenses as awareness of the year 2000 problem has grown. Year 2000 services and related revenue increased from 8% in fiscal 1996 to 42% of the Company's total revenues in fiscal 1997 and 62% of total revenues for the year ended September 30, 1998. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional services fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.

     The Company experienced a decline in revenue from its core migration services to $2,695,000 in 1998 from $3,326,000 in 1997. The Company believes that new migration services projects are being delayed by potential customers as they focus their efforts on renovating their systems for year 2000 compliance. During fiscal 1999, the Company believes that focus by its customers on year 2000 projects may continue to impact its ability to significantly increase revenues from its core migration services. After January 1, 2000, it is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to continue to grow its migration and other products and services offerings beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.


     LIABILITY  EXPOSURE

     The Company markets its products and services to customers for managing the renovation of mission-critical computer software systems. As noted above in "Dependence on Year 2000 Revenues", a large and increasing portion of the Company's business is devoted to addressing the year 2000 problem, which affects the performance and reliability of many mission-critical systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any material product or service liability claims to date, the sale and support of its products and services may entail the risk of such claims, particularly in the year 2000 market, which could be substantial in light of the use of its products and services in mission-critical applications. The Company does not presently maintain insurance coverage for its products and services and a successful product or service liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.


     PRODUCT  DEVELOPMENT

     The development of complex, large-scale, multiple environment computer software presents a difficult engineering challenge, and it is possible that Forecross may not be able to continue to develop products responsive to market requirements on a timely or cost-effective basis, or at all. If that should happen, there is a risk that other competing products might be launched earlier and capture a significant part of the market targeted by the Company. Because of the time constraints posed by the year 2000 market, there is no assurance that the Company will be able to develop products in a timely manner in order to obtain sufficient projects using those products.


     LIMITED  EXPERIENCE  OF  MANAGEMENT  IN  THE  MANAGEMENT  OF  GROWTH

     While the present management of the Company, having been its founders, have been principally responsible for the growth of its business to date, they may not be in a position to provide the full range of skills required to manage the further growth of the Company's business, and it may be necessary to recruit competent personnel to supplement their skills and experience. While the Company believes that it will be able to recruit competent personnel with the required skills, competition for such personnel is intense and there can be no assurance that Forecross will be successful in finding, attracting and retaining them. Failure to do so could have an adverse impact upon the Company's business.

     CONTROL  BY  DIRECTORS  AND  OFFICERS

     The current directors and officers of the Company beneficially own approximately 34% of the Common Shares outstanding. As a result, the current directors and officers of the Company will continue to exercise control over its affairs.


     DEPENDENCE  ON  KEY  PERSONNEL

     The Company's progress to date has to a significant extent been dependent on the skills of certain key personnel, including Kim O. Jones and Bernadette C. Castello, the founders and principal shareholders and, respectively, the
President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of the Company. The Company has not entered into employment contracts with these or any other members of management or other employees. In addition, competition for highly skilled technical, management, financial, marketing and sales, and other personnel in the computer industry is intense. Loss of the services of any of the Company's present key personnel, or an inability to attract and retain needed additional personnel could have a materially adverse effect upon the Company. In addition, the Company sometimes relies upon qualified, experienced subcontractors to support both its migration services and year 2000 renovation work. The inability to find and retain sufficient qualified subcontractors may adversely impact the Company's operations.


     INTELLECTUAL  PROPERTY  PROTECTION

     While the Company believes that its products and technologies are adequately protected against infringement by confidentiality agreements, licensing agreements, copyright laws and the complex nature of the products and technologies themselves, there can be no assurance of effective protection. Monitoring and identifying unauthorized use of the Company's technology may prove difficult, and the cost of, distraction, and time required for litigation may impair or completely frustrate the Company's ability to guard adequately against such infringement.


     GENERAL  ECONOMIC  AND  MARKET  CONDITIONS

     Forecross products are designed for large organizations which typically make significant investments in their MIS departments. Expenditures by such organizations tend to vary in cycles that reflect overall economic conditions. The business of the Company is, therefore, vulnerable to variations in economic conditions generally, or to those variations which affect the economic prospects of corporations and organizations in its target market, and which could affect the capital spending or budget cycles of prospective customers. The time period during which companies may address and correct their year 2000 issues is limited. Consequently, such companies may feel an urgency to contract for assessment and renovation services with other companies before the Company is able to address a sufficient portion of the market through its direct marketing, distributors, and licensed service providers. This could adversely affect the Company's ability to obtain year 2000 renovation projects.


     EFFECT  OF  YEAR  2000  PROBLEM  UPON  COMPANY  OPERATIONS

     Forecross, like any other company, owns or uses computer software that may be impacted by the year 2000 problem. During 1998, the Company began a review of the software it is currently using in order to identify any systems that need to be made year 2000-compliant. It is anticipated that this review will include a survey of vendors of software or services to the Company to ensure that their software will also be year 2000-compliant. The Company intends to ensure that all such software will be year 2000-compliant well in advance of December 31, 1999. Management has not yet completed its assessment of the Company's potential year 2000 compliance costs and related potential on the Company's operations, however, management does not believe that the expense or effect of such compliance will be material to the Company. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations:
Results of Operations-Year 2000 Compliance".



ITEM   8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------     -----------------------------------------------

     The financial statements required by this item are set forth on pages F-1 through F-15 hereof.



ITEM   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND
---------     ------------------------------------------------------------------
              FINANCIAL  DISCLOSURE
              ---------------------

     On July 2, 1997, the Company received the resignation of its independent auditor, Coopers & Lybrand, L.L.P. ("Coopers & Lybrand"). Prior to receipt of the resignation, the decision to change auditors was not discussed, recommended or approved by any committee of the Board of Directors or by the Board of

Directors. By resolution dated September 10, 1997, the Board of Directors of the Company appointed BDO Seidman, LLP ("BDO Seidman") as the new independent auditor of the Company, effective September 10, 1997. Subsequent to their appointment as auditor, BDO Seidman re-audited and opined on the financial statements of the Company for the years ended September 30, 1996 and 1995, previously opined on by Coopers & Lybrand.

     Subsequent to the release of the Company's unaudited financial statements for the quarter and six months ended March 31, 1997, Coopers & Lybrand advised the Company that Coopers & Lybrand disagreed with the Company's accounting for two specific transactions entered into in March 1997. Both transactions involved the licensing of software and the granting of certain exclusive marketing rights to two of the Company's distributors. It was the view of Coopers & Lybrand that the Company did not have sufficient information to support the allocation and recognition of revenue between the software licenses and the exclusive marketing rights because the Company had never sold these two elements separately. The Company believed that its reporting was appropriate and consistent with advice, but Coopers & Lybrand continued to disagree.

     Subsequent to the resignation of Coopers & Lybrand, BDO Seidman was retained to advise the Company on a recommended method of accounting for the two transactions in question as well as a subsequent similar transaction. BDO Seidman has recommended a method of accounting whereby the total dollar amount of the software license and distributor agreements will be amortized over periods commencing with the dates of their respective signing and ending December 31, 1999. The Company accepted this recommendation and accordingly restated its interim financial statements for the period ended March 31, 1997. The Company has authorized Coopers & Lybrand to fully respond to any inquiries of BDO Seidman concerning the disagreement.

     The Company has never been advised by Coopers & Lybrand that: (1) it does not have the internal controls necessary for the development of reliable financial statements; or (2) any information came to the attention of Coopers & Lybrand that led it to conclude that it could no longer rely on management's representations, or made it unwilling to be associated with financial statements prepared by management; or (3) there was any need to increase the scope of its audits.

     The Company has been advised by Coopers & Lybrand that except for the disagreement regarding the two specific transactions described above, nothing has come to the attention of Coopers & Lybrand that in its opinion materially impacts the fairness of financial statements for the fiscal years ended September 30, 1996 and 1995 previously audited by Coopers & Lybrand.

     In connection with the filing of a Registration Statement on Form 10/A, the Company in June 1998, modified its accounting policy and recognizes revenues ratably over the contractual term (including renewals) of the software license and distributor agreements. As a result, the Company restated the financial information reported in the Registration Statement from amounts previously reported.



ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS
---------     -----------------------------------

     The directors, executive officers and key employees of the Company are as follows:

Name                         Age                           Position
---------------------------  ---  -----------------------------------------------------------
Kim O. Jones. . . . . . . .   54  Chief Executive Officer, President and Director

Bernadette C. Castello. . .   44  Senior Vice President, Chief Financial Officer and Director
Richard A. Carpenter. . . .   56  Director
Richard L. Currier, Jr. (1)   53  Director
Ronald Herbst . . . . . . .   56  Director of Customer Care
Carl H. Johnson . . . . . .   53  Director of Project Management
Charles T. Nelson . . . . .   52  Director of Software Products
Kenneth J. Paris. . . . . .   51  Senior Database Specialist
Peggy A. Payne. . . . . . .   49  Director of Migration Services

(1)  Denotes  member  of  audit  committee.

     KIM O. JONES (54) founded Forecross together with Bernadette Castello in 1982 and has been in his present position since that time. Mr. Jones is the chief architect of the Company's products. He has been active as a software industry entrepreneur and industry participant since 1971. Prior to the establishment of Forecross, Mr. Jones served from 1980 to 1982 as a Director and Vice President of Computer Systems Design, Inc., of San Francisco, California, in charge of software product development and marketing. In 1970 Mr. Jones co-founded Genasys Systems, Inc., a software and services firm based in San Francisco, California, for which he worked initially as Chief Technology Officer and, later, as President until 1980. From 1967 to 1970, he was a Vice President of Liberty National Bank of San Francisco, California, responsible for data processing. Mr. Jones was a member of the Board of Directors of the American Software Association, a division of the Information Technology Association of America.

     BERNADETTE C. CASTELLO (44) co-founded Forecross with Kim Jones in 1982 and has been in her present position since that time. Ms. Castello manages the day to day operations of the Company. From 1973 to 1977, Ms. Castello worked for KPMG Peat Marwick in New York, designing and managing the installation and use of some of the earliest automated applications in that firm. Thereafter, until 1980, she worked as an analyst in Peat Marwick's computer resources department. From 1980 to 1982, when she left to found Forecross with Mr. Jones, Ms. Castello was a Senior Consultant at Computer Systems Design, Inc. in San Francisco, developing applications for the financial and manufacturing industries.

     RICHARD A. CARPENTER (56) is the President of Carpenter Associates, a consulting firm which provides strategic planning and product marketing assistance to early stage software companies. Mr. Carpenter also serves as Chairman of the Board of two companies which he co-founded: Corex Technologies; and, Healthcourt Technologies. Prior to co-founding these companies, Mr. Carpenter had co-founded Index Systems (now CSC/Index) in 1969, and Index Technology (now part of Intersolv) in 1983 where he served as Chairman/CEO until its merger with Sage Software in 1991 to form Intersolv Software. Mr. Carpenter became a director in March 1998. Mr. Carpenter does not provide consulting services to any direct or indirect competitor of the Company.

     RICHARD L. CURRIER, JR. (53) is the Chairman of Strategic Marketing, an independent software marketing consulting firm based in Park City, Utah, which supplies strategic sales and marketing consulting services to the software industry. Mr. Currier has over 20 years of senior management experience in the software industry, including positions as Chairman of Panoramic Inc., of San Jose, California, and President of Walker Interactive Systems of San Francisco. Mr. Currier's technical background includes service as Director of Data Communications Software Development for Project Apollo of the National Aeronautics and Space Administration, and as a consultant to the Departments of Defense and Agriculture and the Executive Offices of the President of the United States. Originally engaged as a consultant to provide advice on sales and marketing strategies, Mr. Currier became a director of Forecross on October 1, 1993. He does not provide consulting services to any direct or indirect competitor of the Company.

     RONALD HERBST (56) joined the Company in December 1995 as Director of Project Management and currently serves as Director of Customer Care. From November 1993 through December 1995, Mr. Herbst was an independent software consultant providing such services as conceptual and detailed system design and implementation and system programming. From August 1993 through October 1993, Mr. Herbst was Vice President, Research and Development for Dynamic Bytes, Inc. From July 1989 through July 1993, Mr. Herbst served as Vice President, Windsor Technologies, Inc. Mr. Herbst has over twenty years of senior management experience serving the information technology industry.

     CARL H. JOHNSON  (53)  joined  the  Company  in  March  1997 as Director of
Project Management. From 1993 to 1997, Mr. Johnson was Director, General Accounts for Affiliated Computer Services, Inc. From 1988 to 1993, Mr. Johnson was Manager, Corporate Applications for Amdahl Corporation. Mr. Johnson has over twenty years of senior management experience serving the information technology industry.

     CHARLES T. NELSON (52) joined Forecross in December 1991 and has served in a variety of technical and research and development capacities. In June 1996, Mr. Nelson was named Director of Software Products. Prior to joining Forecross, Mr. Nelson had over twenty years' experience managing and supervising software and hardware technical support activities for several large corporations.

     KENNETH J. PARIS (51) Senior Database Specialist was with the Company from 1989 through March 1996, and rejoined the Company in October 1996. From March
1996 through September 1996, Mr. Paris served as an independent software consultant to various companies, including Forecross. Prior to joining Forecross in 1989, Mr. Paris spent eleven years with KPMG Peat Marwick, both as Database Administrator and as director of database research and development for the consulting department of KPMG Peat Marwick's National Technology Center. From 1985 to 1986, Mr. Paris served as Director of Product Development at Pansophic Systems, Inc. of Oak Brook, Illinois. He was also for six years a member of the database committee of the American National Standards Institute
(ANSI) which developed the SQL standard. Mr. Paris was the initial Conference Chairman and then President of the International DB2 Users Group.

     PEGGY A. PAYNE (49) joined Forecross in May 1996 as Director of Migration Services. From February 1993 through May 1996, Ms. Payne was Director of Information Management and Technology for Revo Corporation. From July 1988 to February 1993, Ms. Payne was manager, information systems for Westinghouse Security Electronics. Ms. Payne has over twenty years of technical experience and has served in various capacities for technical organizations including Association of Corporate Computing Professionals, Bay Area MAPICS Users Group, and Information Technology Executives Association.



ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------

     The following table sets forth the amount of all compensation paid by the Company during each of 1998, 1997 and 1996 to the person serving as the Company's Chief Executive Officer, and to the Company's most highly compensated executive officer, other than the Chief Executive Officer, whose compensation exceeded $100,000 during any such year (the "Named Executive Officers").

                                                               Long-Term
                                     Annual Compensation     Compensation
                                   -----------------------  ---------------
Name and Principal Position  Year    Salary      Bonus        Securities      All Other
---------------------------  ---- -----------  -----------    Underlying     Compensation
                                                            Option(#)(1)(2)  ------------
                                                            ---------------
Kim O. Jones. . . . . . . .  1998  $  185,000  $      None             None          None
Chief Executive Officer . .  1997     156,511       51,320             None          None
                             1996     129,515         None          250,000          None

Bernadette C. Castello. . .  1998  $  185,000  $      None             None          None
Senior Vice President . . .  1997     156,511       56,970             None          None
                             1996     129,515         None          250,000          None

(1) The stock options granted to the named officers are fully vested. The options are exercisable at $1.43 per share and expire five years from the date of grant.
(2) There are no other long-term incentive compensation plans which require disclosure.

     Stock Option Grants in Last Fiscal Year. There were no grants of stock options to either of the Company's Named Executive Officers during the fiscal year ended September 30, 1998.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth for each Named Executive Officer information regarding stock option exercises during the fiscal year ended September 30, 1998 as well as the fiscal year end value of unexercised options for each such person:

                                                   Number of Securities         Value of Unexercised
                                                  Underlying Unexercised      In-the-Money Options at
                                                 Options at 1998 Year End         1998 Year End
               Shares Acquired                  --------------------------  ---------------------------
Name             on Exercise    Value Received  Exercisable  Unexercisable  Exercisable   Unexercisable
-------------  ---------------  --------------  -----------  -------------  ------------  -------------
Kim O. Jones                 0               0      250,000              0  $    405,000              0
Bernadette C.
 Castello .                  0               0      250,000              0  $    405,000              0

DIRECTOR  COMPENSATION

     Directors  receive  no  compensation for service on the Board of Directors.

     Mr. Currier is paid a retainer of $817 per month for consulting services in connection with the Company's marketing strategy. Non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with the attendance of Board meetings. Non-employee directors are entitled to participate in the Company's 1994 Stock Option Plan. During the year ended September 30, 1998, Mr. Carpenter received a stock option grant for 7,500 shares at $11.50 per share. During the year ended September 30, 1996, Mr. Currier received a a stock option grant for 5,000 shares at $4.75 per share. During the year ended September 30, 1997, no options were granted to non-employee directors.



ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------     --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock as of September 30, 1998 by (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table below, and (iv) all directors and officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

Name of Owner                           Number of Shares   Percent of Class
                                       Beneficially Owned  Beneficially Owned
-------------------------------------  ------------------  ------------------
Kim O. Jones (1). . . . . . . . . . .           2,218,344               18.1%
Bernadette C. Castello (2). . . . . .           2,223,944               18.1%
Richard A. Carpenter  (3) . . . . . .              32,100                0.3%
Richard L. Currier, Jr. (4) . . . . .               5,000                0.0%
All directors and executive officers
as a group (4 persons) (5). . . . . .           4,479,388               36.5%

(1) Includes 250,000 shares subject to stock option which is exercisable as of September 30, 1998.
(2) Includes 250,000 shares subject to stock option which is exercisable as of September 30, 1998.
(3) Includes 7,500 shares subject to stock option which is exercisable as of September 30, 1998.
     Mr. Carpenter's business address is 25 Marion Street, Hingham, MA 02043.
(4) Includes 5,000 shares subject to stock option which is exercisable as of September 30, 1998.
     Mr.  Currier's business address is P.O. Box 770-369, Park City, Utah 84060.
(5) Includes 512,500 shares subject to stock options which are exercisable as of September 30, 1998.



ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------     --------------------------------------------------

      As of September 30, 1998, the Company had the following notes receivable from/payable to its officers:

     In December 1997, the Company borrowed $350,000 from Kim O. Jones, Chief Executive Officer, under an unsecured promissory note due December 30, 1999.
The  note  bears  interest  at  24.0%  per  annum.

     In February 1998, the Company borrowed $225,000 from Bernadette C. Castello, Senior Vice President, under an unsecured promissory note due February 28, 2000. The note bears interest at 24.0% per annum.

     Note receivable from Kim O. Jones, Chief Executive Officer, of $65,429, with interest at 10%, due December 31, 1997. This represents the balance due from amounts advanced at various times between 1987 and 1993 principally to assist in the purchase of a principal residence by Mr. Jones. Accrued interest receivable amounted to $24,536 at September 30, 1997. The note receivable and accrued interest receivable were paid in full on December 31, 1997.



ITEM  15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------     ----------------------------------------------------------------

(a)          Financial  Statements

1.        Financial Statements.  The following Financial Statements of Forecross
--        --------------------
Corporation, and the Report of Independent Public Accountants are included at pages F-1 through F-15 of this Annual Report.

DESCRIPTION                                                         PAGE NO.
--------------------------------------------------------------  ----------------
Report of BDO Seidman, LLP,
  Independent Certified Public Accountants . . . . . . . . . .  F-1

Balance Sheets as of September 30, 1998 and 1997 . . . . . . .  F-2
Statements of Operations for each of the Three Years
  in the Period Ended September 30, 1998.  . . . . . . . . . .  F-3
Statements of Shareholders' Deficit for each of the
  Three Years in the Period Ended September 30, 1998 . . . . .  F-4
Statements of Cash Flows for each of the Three Years
  in the Period Ended September 30, 1998 . . . . . . . . . . .  F-5
Notes to Financial Statements. . . . . . . . . . . . . . . . .  F-6 through F-15

2.     Financial Statement Schedule.  The following financial statement schedule
--     ----------------------------
of Forecross Corporation for each of the three years in the period ended September 30, 1998 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Forecross Corporation.

     Valuation  and  Qualifying  Accounts                       S-1

 3.    Index  and  Description  of  Exhibits
---    -------------------------------------

Exhibit No.  Description
-----------  --------------------------------------------------------------------------------

      3.1+   Restated Articles of Incorporation

      3.2+   By-Laws
     10.1+   Lease Agreement, dated January 1, 1997
             between the Company and The Canada Life Assurance Company
     10.2+   Form of Indemnification Agreement entered into
             between the Company and each of its officers and
             directors
     10.3+   1993 Restricted Stock Purchase Plan
     10.4+   1994 Stock Option Plan and Form of Option Agreement
     10.5*   Exclusive Distributor Agreement between the
             Company and Gardner Solution 2000, L.L.C., and
             Amendment
     10.6*   Exclusive Distributor Agreement between the
             Company and Y2K Solutions, L.P.,
     10.7*   Software License Agreement between the Company
             and Y2K Solutions, L.P.
     10.8+   Factoring Agreement, dated October 30, 1995, between
             the Company and Silicon Valley Financial Services
     10.9+   Lease Expansion Proposal dated November 17, 1997, between
             the Company and The Canada Life Assurance Company
     10.10+  Factoring Modification Agreement, dated January 13, 1998, between the Company and Silicon Valley Financial Services
     10.11*  Exclusive Distributor Agreement between the Company and CY2K Solutions, L.L.C.
     10.12*  Software License Agreement between the Company and CY2K Solutions, L.L.C.
     10.13*  Exclusive Distributor Agreement between the Company and PY2K Solutions, L.L.C.
     10.14*  Software License Agreement between the Company and PY2K Solutions, L.L.C.
     16.1+   Notice of Change of Auditor dated September 23, 1997, issued to all holders of common shares of Forecross Corporation
     16.2+   Letter dated September 23, 1997 from BDO Seidman, LLP to the British Columbia
             Securities Commission and to the Vancouver Stock Exchange confirming the accuracy of the information contained in the Notice of Change of Auditor of
             Forecross Corporation dated September 23, 1997
     16.3+   Letter dated September 23, 1997 from Coopers & Lybrand, L.L.P. to the British
             Columbia Securities Commission and to the Vancouver Stock Exchange confirming the accuracy of the information contained in the Notice of Change of Auditor of
             Forecross Corporation dated September 23, 1997
     16.4+   Letter dated September 23, 1997 from the Board of Directors of Forecross
             Corporation to the shareholders of Forecross Corporation, the British Columbia
             Securities Commission and the Vancouver Stock Exchange confirming the review of the Board of Directors of the Notice of Change of Auditor and the related letter dated September 23, 1997 from BDO Seidman, LLP and Coopers & Lybrand,
             L.L.P.

     27.1    Financial Data Schedule, September 30, 1998



          +  Previously filed as part of the Company's Form 10/A, effective June 16, 1998.

          *  The Company has requested that certain portions of the documents be given confidential  treatment.  The entire documents, including the redacted portions, have  been  filed  with  the  SEC.

(4)          REPORTS ON FORM 8-K
---         --------------------

            None

SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Registrant

                         FORECROSS  CORPORATION


January 13, 1999         BY:  /S/ Bernadette C. Castello
                         ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer

INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT


To  the  Stockholders  and  Board  of  Directors  of  Forecross  Corporation


We have audited the accompanying balance sheets of Forecross Corporation as of September 30, 1998 and 1997, and the related statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended September 30, 1998. We have also audited the Schedule listed in the accompanying index at Item 15. These financial statements and the Schedule are the responsibility of Forecross Corporation's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecross Corporation at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has net capital deficiencies and negative working capital at September 30, 1998. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      /s/ BDO SEIDMAN, LLP
                                          BDO SEIDMAN, LLP
                                          San Francisco, California
November  19,  1998

                                              FORECROSS CORPORATION
                                                 BALANCE SHEETS

                                                                                September 30,
                                                                            1998          1997
                                                                        ------------  ------------
                                  ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    98,249   $   275,243
Accounts receivable, including unbilled receivables of $489,808 and $1,754,691, net of allowance of $136,650 and
$300,340, respectively (Notes 3 and 6) . . . . . . . . . . . . . . . .    1,170,117     2,112,982
Current portion of notes receivable from officers (Note 4) . . . . . .            -       112,504
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       49,628       128,582
                                                                        ------------  ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    1,317,994     2,629,311
Equipment and furniture, net (Notes 2,  4 and 5) . . . . . . . . . . .      568,235       540,804
Notes receivable from officers, net, less current portion (Note 4) . .            -        37,013
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       67,131        63,150
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,359        30,773
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,995,719   $ 3,301,051
                                                                        ============  ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   224,991   $   452,651
Accrued compensation and related benefits (Note 11). . . . . . . . . .      235,135       152,421
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       73,301        89,518
Accrued commissions and distributors' fees (Note 4). . . . . . . . . .    1,228,375       639,138

Payable to factor (Note 6) . . . . . . . . . . . . . . . . . . . . . .      467,734             -
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .      205,975        96,589

Capital lease obligations due within one year. . . . . . . . . . . . .       20,103             -
Deferred revenue (Notes 2 and 4) . . . . . . . . . . . . . . . . . . .      598,193       756,229
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    3,053,807     2,186,546
Deferred revenue, less current portion (Notes 2 and 4) . . . . . . . .    1,545,417     2,110,417
Notes payable to officers, net (Note 4). . . . . . . . . . . . . . . .      631,392             -
Capital lease obligations, less current portion. . . . . . . . . . . .       41,667             -
                                                                        ------------  ------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    5,272,283     4,296,963
                                                                        ------------  ------------
Commitments and contingencies (Notes 2, 11 and 12)
Shareholders' deficit (Notes 8, 9 and 10):
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 11,763,612 and 11,751,612, respectively . . . . . . . . .    4,715,515     4,667,515
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (7,992,079)   (5,663,427)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (3,276,564)     (995,912)
                                                                        ------------  ------------
  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,995,719   $ 3,301,051
                                                                        ============  ============

   The accompanying notes are an integral part of these financial statements.

                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                        September 30,
                                          ----------------------------------------
                                              1998          1997          1996
                                          ------------  ------------  ------------
Net revenues (Notes 2, 3 and 4):
Services and maintenance . . . . . . . .  $ 6,623,752   $ 4,930,456   $ 2,199,672
Software licenses and distributorship
 fees-related parties. . . . . . . . . .      545,000       844,582       200,000
                                          ------------  ------------  ------------
  Total net revenues . . . . . . . . . .    7,168,752     5,775,038     2,399,672
Cost of services and maintenance
including fees to related parties of
$346,000, $213,000, and $0,
 respectively (Notes 2 and 4). . . . . .    4,419,347     3,366,608     1,431,489
                                          ------------  ------------  ------------
Gross margin . . . . . . . . . . . . . .    2,749,405     2,408,430       968,183
                                          ------------  ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $1,037,000,
  $640,000, and $0, respectively
  (Note 4) . . . . . . . . . . . . . . .    1,838,126     1,490,479       711,545
Research and development . . . . . . . .    1,520,709     1,006,768       253,743

General and administrative . . . . . . .    1,413,312       887,039       332,500
                                          ------------  ------------  ------------
Total operating expenses . . . . . . . .    4,772,147     3,384,286     1,297,788
                                          ------------  ------------  ------------
Loss from operations . . . . . . . . . .   (2,022,742)     (975,856)     (329,605)
Interest expense, net. . . . . . . . . .     (305,110)      (68,855)     (129,141)
                                          ------------  ------------  ------------
Loss before provision for income taxes .   (2,327,852)   (1,044,711)     (458,746)
Provision for income taxes (Note 7). . .         (800)         (800)       (2,300)
                                          ------------  ------------  ------------
  Net loss . . . . . . . . . . . . . . .  $(2,328,652)  $(1,045,511)  $  (461,046)
                                          ============  ============  ============
Net loss per share - basic and diluted  .  $    (0.20)  $     (0.09)  $     (0.04)
                                          ============  ============  ============
Shares used in computing per share data.   11,761,920    11,681,035    11,370,804
                                          ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                            FORECROSS CORPORATION
                                     STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                 Notes Receivable
                                              Common Stock             from        Accumulated     Total
                                          Shares       Amount      Shareholders      Deficit      Deficit
                                        -----------  -----------  --------------  ------------  ------------
Balances at September 30, 1995 . . . .  10,904,362   $3,176,818    $    (19,040)  $(4,156,870)  $  (999,092)

Issuance of common stock upon
exercise of  warrants, net of stock
issuance costs of  $2,328 (Note 8) . .     551,250      328,422               -             -       328,422
Payments received from . . . . . . . .           -            -          11,067             -        11,067
shareholders (Note 9)
Net loss . . . . . . . . . . . . . . .           -            -               -      (461,046)     (461,046)
                                        -----------  -----------  --------------  ------------  ------------
Balances at September 30, 1996 . . . .  11,455,612    3,505,240          (7,973)   (4,617,916)   (1,120,649)

Issuance of common stock for
cash, net of  stock issuance costs of
 $5,275 (Note 8) . . . . . . . . . . .     282,000    1,122,725               -             -     1,122,725
Issuance of common stock upon. . . . .      14,000       39,550               -             -        39,550
 exercise of  options (Note 10)
Payments received from
 shareholders (Note 9) . . . . . . . .           -            -           7,973             -         7,973

Net loss . . . . . . . . . . . . . . .           -            -               -    (1,045,511)   (1,045,511)
                                       -----------  -----------  --------------  ------------  ------------
Balances at September 30, 1997 . . . .  11,751,612    4,667,515               -    (5,663,427)     (995,912)

Issuance of common stock upon
 exercise of  warrants (Note 8). . . .      12,000       48,000               -             -        48,000

Net loss . . . . . . . . . . . . . . .           -            -               -    (2,328,652)   (2,328,652)
                                        -----------  -----------  --------------  ------------  ------------
Balances at September 30, 1998. . . .   11,763,612   $4,715,515    $          -   $(7,992,079)  $(3,276,564)
                                        ===========  ===========  ==============  ============  ============

   The accompanying notes are an integral part of these financial statements.


                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                             For the Years
                                                          Ended September 30,
                                                    1998        1997        1996
                                                ------------ -----------  ----------
Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(2,328,652) $(1,045,511)  $(461,046)
Adjustments to reconcile net loss to  net cash
 provided by (used in) operating activities-
Provision for uncollectible amounts. . . . . .      124,952      300,000      (3,160)
Depreciation and amortization. . . . . . . . .      277,938      115,873      53,918
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      529,611   (2,020,177)   (199,067)
Other assets and accrued interest on notes
 receivable from officers. . . . . . . . . . .      175,191     (148,552)     (9,021)
Accounts payable and accrued liabilities . . .      939,270      471,082     233,974
Deferred compensation. . . . . . . . . . . . .            -     (156,834)          -
Deferred revenue . . . . . . . . . . . . . . .     (723,036)   2,713,193     128,678
                                                ------------   ----------  ----------
Net cash provided by (used in) operating
 activities. . . . . . . . . . . . . . . . . .   (1,004,726)     229,074    (255,724)
                                                ------------   ----------  ----------
Cash used in investing activities:
Purchase of equipment and furniture. . . . . .     (234,423)    (577,076)    (73,812)
Loans to officers. . . . . . . . . . . . . . .            -      (35,000)          -
Payments received on loans to officers . . . .            -       35,000           -
Loans to key employees . . . . . . . . . . . .            -      (62,057)          -
Payments received on loans to key employees. .          700          450           -
                                                ------------   ----------  ----------
  Net cash used in investing activities. . . .     (233,723)    (638,683)    (73,812)
                                                ------------   ----------  ----------
Cash flows from financing activities:
Proceeds from factoring of accounts receivable    4,714,085      785,200     830,400
Repayment of borrowings under factoring
 arrangement . . . . . . . . . . . . . . . . .   (4,246,351)    (905,200)   (710,400)
Borrowings under note payable to officers . . .     575,000            -           -
Repayment of borrowings under capitalized leases    (29,279)           -           -
Repayment of borrowings under  notes payable .            -     (458,023)    (45,000)

Repayment of borrowings under notes payable
-officers. . . . . . . . . . . . . . . . . . .            -       (6,800)          -
Net proceeds from issuance of  common shares .       48,000    1,162,275     328,422
Payments received from shareholders. . . . . .            -        7,973      11,067
                                                ------------   ----------  ----------
  Net cash provided by financing activities. .    1,061,455      585,425     414,489
                                                ------------   ----------  ----------
  Net increase (decrease) in cash. . . . . . .     (176,994)     175,816      84,953
Cash at beginning of year. . . . . . . . . . .      275,243       99,427      14,474
                                                ------------   ----------  ----------
Cash at end of year. . . . . . . . . . . . . .  $    98,249    $ 275,243    $ 99,427
                                                ============   ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS




1.   THE COMPANY:

OPERATIONS:

Forecross  Corporation  ("Forecross"  or  the  "Company")  is  a  publicly  held
California corporation whose common stock is traded on the Over-the-Counter/ Bulletin Board market. Prior to October 28, 1998, the Company's common stock had been traded on the Vancouver Stock Exchange. The Company provides comprehensive automated conversion solutions for migrating existing software applications to new computing platforms, including downsized and client server environments. In addition, during fiscal 1996, the Company introduced its Assess/2000 and Complete/2000TM automated conversion software products and related services and methodologies, which address the year 2000 problem. The year 2000 problem exists because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed before the impact of the upcoming change in the century was fully appreciated by their developers. If not corrected, many computer applications could fail or create erroneous results. Forecross year 2000 software products assist in identifying, analyzing and correcting these problems in a highly automated manner. The Company's migration services and software products have been designed to meet the specialized requirements of management information systems departments of medium-sized to large commercial and governmental organizations. Forecross also licenses its Assess/2000 software product for use by customers and distributors (see Note 4). The Company's customers include banks and other industrial and commercial corporations in Canada, the United States and Europe.


BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

Through September 30, 1998, the Company had sustained recurring losses from operations and, at September 30, 1998, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 1999, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its services for both migration projects and year 2000 renovation projects, the creation of potential year 2000 renovation products to address additional software languages, and cost reduction actions implemented in late fiscal 1998 and early fiscal 1999 should improve the Company's profitability in fiscal 1999. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be, successful. Additionally the Company is highly dependent on revenues from year 2000 contracts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DEPENDENCE  ON  YEAR  2000  REVENUES:

The growth in the Company's revenues in fiscal 1998 and 1997 resulted in large part from increased demand for Assess/2000 and Complete/2000TM services and licenses as awareness of the year 2000 century date conversion problem has grown. Year 2000 services and related revenue increased from 8% in the year ended September 30, 1996 to 42% of the Company's total revenues in the year ended September 30, 1997, and 62% of total revenues for the year ended September 30, 1998. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional services fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.


The Company has experienced a decline in its core migration services. The Company considers this a temporary development resulting from the pressure placed on many of its prospective customers to address their year 2000 problem to the exclusion of most or all other non-mission-critical projects. Nonetheless, it is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to continue to grow its migration and other products and services beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE  OF  ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures; contingent assets and liabilities at the date of the financial statements; and, the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The most significant estimates subject to future uncertainties are those relating to calculations of percentage of completion for projects in process and estimations of warranty liability. It is at least reasonably possible that the significant estimates used will change within a year.

CASH:

The Company maintains its cash balances with one financial institution. At times, such balances may be in excess of the FDIC insurance limit.

EQUIPMENT  AND  FURNITURE:

Equipment and furniture is recorded at cost. Depreciation and amortization is calculated using the straight-line method over the assets' estimated useful lives, which range from three to five years. Leasehold improvements are amortized over the life of the lease, generally five years.

CAPITALIZED  SOFTWARE  COSTS:

Costs incurred internally in creating computer software products to be sold, leased, or otherwise marketed are charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, such costs are capitalized until the product is available for general release to customers and amortized based on either estimated current and future revenue for each product or straight-line amortization over the remaining estimated life of the product, whichever produces the higher expense for the period. Purchased computer software to be sold, leased, or otherwise marketed is treated the same if it has no alternative future use, or, if it has an alternative future use, it is capitalized when acquired and amortized over its estimated useful life. No costs have been capitalized for internally developed software products because the amount of development costs eligible for capitalization was not significant. Non-capitalizeable development and marketing costs related to the software licenses are included in research and development expense or sales and marketing expense, as discussed in "Net Revenues and Cost of Services and Maintenance" below.

The  Company  has  capitalized certain purchased software technology rights (see
Note 4) which can be used both in connection with its internally developed software products and in alternative standalone applications. Accordingly, these rights are included with other purchased software in fixed assets, and are being amortized over their estimated useful life of three years. Amortization of these purchased software technology rights was $50,000 and $12,500 in the years ended September 30, 1998 and 1997, respectively.

LONG-LIVED  ASSETS:

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the Company uses undiscounted future cash flows compared to the carrying value of the asset.

NET  REVENUES  AND  COST  OF  SERVICES  AND  MAINTENANCE:

The Company's migration projects have ranged from six to eighteen months in duration. The Company's year 2000 projects have ranged from two to eighteen months in duration. Revenues for migration services and year 2000 assessment or renovation projects are recognized using the percentage of completion method in the ratio that actual costs incurred to date bear to total estimated costs at completion. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Reserves provided for estimated adjustments of contract revenues are included as reductions of gross revenues. Cost of revenues is primarily comprised of subcontractors' fees and salaries and benefits of employees assigned to the contracts, and distributors' fees. Subcontractors' fees, salaries and benefits are allocated based on the amount of time devoted to each contract by the subcontractors and employees; distributors' fees are accrued based on revenues earned for specific projects for which the distributors provide services. Billings are issued based upon specific contractual terms which may or may not relate to the percentage of completion for the respective contracts. Unbilled receivables represent revenue recognized in excess of amounts billed. Amounts for billings in excess of revenue recognized are included in deferred revenue.

The Company has authorized several exclusive distributor agreements for specified areas for its Complete/2000TM automated conversion software products and related services and methodologies. Under the agreements, the distributor retains exclusive rights for the territory for a specified period. In addition, the Company licenses the rights to use its Assess/2000 software, which as of September 30, 1998, had been sold primarily to the exclusive distributors above. Once collectibility of the distributor and license fees is reasonably assured, and if there are no significant post-delivery obligations, the Company recognizes the fees associated with the exclusivity and the software license ratably over the contractual term (including renewals), generally five years, commencing with the date of the respective signing of the agreements. Costs associated with the licenses for Assess/2000 have been included in research and development expense as such costs did not qualify for capitalization. Costs associated with the marketing and negotiation of distributor customer proposals and/or sales contracts have been included in sales and marketing expense.

Revenues   for  technical  and  sales  training,  maintenance  and  support  are recognized  ratably  over  the  term  of  the  support  period.

RESEARCH  AND  DEVELOPMENT  EXPENSE:

Research and development costs are expensed as incurred. In prior years, certain research and development projects have been funded in part by customers. In such cases, the Company retains ownership of the resulting products, which are developed for resale to multiple customers; both the initial and subsequent customers acquire licenses to use the developed products. During the three years ended September 30, 1998, there were no such customer funded research and development projects.

WARRANTY  EXPENSE:

The Company provides a reserve for warranty costs based upon its estimate of such related costs and expenses. The reserve is accrued ratably as revenues are earned. The accrued warranty reserve is amortized over the related warranty period for the respective contract, typically a period of three to six months for application migration projects, and one year for year 2000 projects. Amortization for year 2000 projects will commence January 1, 2000.

INCOME  TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities.

NET  LOSS  PER  SHARE:

Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Due to the losses, there were no includable equivalents in any period presented.

Securities outstanding at September 30, 1998, the future potential dilutive effect of which would be dependent upon the exercise price of the securities and the market price of the Company's common stock at that time, include warrants to purchase 270,000 shares of common stock and options to purchase 700,300 shares of common stock. See Note 8 "Common Stock" and Note 10 "Stock Option Plan" for details on these securities.

STOCK-BASED  COMPENSATION:

Effective October 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires pro forma disclosure of net income and earnings per share as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic financial statements.

FINANCIAL  INSTRUMENTS:

At September 30, 1998 and 1997, the Company's financial instruments consist of cash, and accounts and notes receivable. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of notes receivable substantially approximate fair value based upon current market interest rates, the short-term maturity of certain of the notes and relative amounts owed. The fair value of the Company's notes payable to officers cannot be currently determined, as similar borrowing sources and terms are unavailable. The carrying value of capitalized leases approximates fair value at September 30, 1998, since the leases were entered into during fiscal 1998 at rates which approximate the rates at September 30, 1998.

RECLASSIFICATIONS:

Certain prior-year amounts have been reclassified to conform to current year presentation.

OTHER  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS:

During 1997, the Financial Accounting Standards Board (FASB)released SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, it will not have an impact on the financial condition or results of operation of the Company upon adoption.

In 1997,  the  American  Institute  of  Certified  Public  Accountants  released
Statement of Position (SOP) 97-2, which provides revised guidance for recognizing revenue on certain software transactions. The Company has not yet evaluated the effect, if any, that the new guidance will have on future operating results and financial position. This SOP is required to be adopted in fiscal years beginning after December 15, 1997, and, thus, will be adopted by the Company for the year ending September 30, 1999. The Company believes that the new guidance will not have a material effect upon the financial condition or results of operations of the Company.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprises. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No.131 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. The Company believes it operates under one business segment and has already substantially complied with the required financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In October 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, which is effective for fiscal years beginning after December 31, 1997, revises employers' disclosures about pensions and other postretirement benefits. It does not change the measurement of recognition of those plans, and, accordingly, will have no effect on results of operations and financial position when it is adopted by the Company.

3.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Four customers accounted for approximately 30%, 17%, 14% and 12% of the accounts receivable balance at September 30, 1998, and four customers accounted for approximately 23%, 17%, 13% and 12% at September 30, 1997. Additionally, three customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for approximately 40%, 12% and 10% of total revenues for the fiscal year ended September 30, 1998. Four customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for 17%, 15%, 11% and 10% of total revenues for the fiscal year ended September 30, 1997, and four customers accounted for 20%, 14%, 13% and 10% of total revenues for the fiscal year ended September 30, 1996. Net revenues from Canadian and European customers were as follows:

                                              Years Ended
                                             September 30,
                                         -------------------
                                          1998   1997   1996
                                         -----  -----  -----
Canada    . . . . . . . . . . . . . . . .  2%     9%    15%
Europe    . . . . . . . . . . . . . . . .  1%     1%    --

4.   RELATED PARTY TRANSACTIONS:

The Company has certain transactions with related parties in the ordinary course of business as set forth below.

Notes  receivable  and  payable:
-------------------------------

Notes  receivable  and  payable  from  officers  consist  of  the  following:

                                                                   September 30,
                                                                 --------  ---------
                                                                  1998      1997
                                                                 --------  ---------
10% Uncollateralized notes receivable from president, due
 December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .  $       -  $ 65,429
5.7 to 10% Uncollateralized notes receivable from Senior Vice
President,   due in varying amounts through September 30, 1999     37,013    53,442
Accrued interest receivable. . . . . . . . . . . . . . . . . .      2,132    30,646
                                                                ---------  ---------
  Total receivable from officers . . . . . . . . . . . . . . .     39,145   149,517
                                                                ---------  ---------
24% Uncollateralized notes payable to president, due
 December 30, 1999 . . . . . . . . . . . . . . . . . . . . . .   (350,000)        -
24% Uncollateralized notes payable to senior vice president,
 due February 28, 2000 . . . . . . . . . . . . . . . . . . . .   (225,000)        -
Accrued interest payable . . . . . . . . . . . . . . . . . . .   ( 95,537)        -
                                                                ---------  ---------
  Total payable to officers. . . . . . . . . . . . . . . . . .   (670,537)        -
                                                                ---------  ---------
Notes receivable from (payable to) officers, net . . . . . . .   (631,392)  149,517
Less current portion under original terms. . . . . . . . . . .          -   112,504
                                                                ---------  ---------
                                                                $(631,392) $ 37,013
                                                                =========  =========

Software  Licenses  and  Distributorships:
-----------------------------------------

The Company has entered into agreements with several entities (the "Distributors") for licenses and distributorship arrangements for its year 2000 software products, Assess/2000 and Complete/2000TM, and related services. The
Distributors are related to each other through some common ownership and management; a shareholder of the Company is a founding investor and officer of each of the other entities.

At least one other shareholder of the Company is also an investor in at least one of the Distributors. As of September 30, 1996, this shareholder pledged 150,000 shares of Company stock as collateral for $800,000 due under the terms of the first of the contracts; the entire amount was collected in January 1997.


Under the distributorship agreements, the Distributors receive territorially exclusive rights to market year 2000 renovation projects to be performed by the Company using the Complete/2000TM software, and year 2000 assessment projects to be performed either by the Company or the Distributor using the Assess/2000 software. In exchange for sales and marketing services and support, customer contact, project management services and staffing for a portion of the on-site work, the Distributor generally receives a fee equal to 25% of collected revenues. The Company allocates those fees 25% to cost of services and maintenance, and 75% to sales and marketing expense. The exclusivity rights under these contracts are generally for an initial one-year period, but are renewable for up to four additional years based on certain performance conditions. The Distributors generally have separate agreements for license rights for unlimited usage of the Assess/2000 product. In the case of one contract, fees payable are 50% of collected revenues until $1,500,000 has been received by the Distributor, and 25% of revenue collected thereafter. During fiscal 1998, the $1,500,000 amount had been earned, with all subsequent fees to be earned at the 25% rate.

The licensing and distributorship fees received from the Distributors, totaling $3,125,000 and $200,000 in 1997 and 1996, respectively, have generally been deferred and recognized over a five year period commencing with the signing of the respective agreements. Of these amounts, approximately $1,955,000 and

$2,500,000 is deferred at September 30, 1998 and September 30, 1997, respectively. Additional fees of approximately $672,000 for training programs, annual software maintenance, and customer support were received in 1997; of this amount, approximately $155,000 and $332,000 is deferred at September 30, 1998 and September 30, 1997, respectively. The year 2000 project fee expense related to the distributor contracts, included in cost of revenues in the accompanying statements of operations, was approximately $346,000, $213,000 and $0 for the years ended September 30, 1998, 1997 and 1996, respectively. The year 2000 expenses related to the distributor contracts, included in sales and marketing expenses, were approximately $1,037,000, $640,000 and $0 for the years ended September 30, 1998, 1997 and 1996, respectively.

Purchased  Software:
-------------------

During the year ended September 30, 1997, the Company commissioned and purchased a $150,000 data analysis module for use with its year 2000 software products. The software developer is an entity owned in part by the senior vice president of the Company, another employee of the Company, and another shareholder.


5.   EQUIPMENT AND FURNITURE:

Equipment  and  furniture  is  comprised  of  the  following:

                                                September 30,
                                           ----------------------
                                              1998        1997
                                           ----------  ----------
Computer equipment and software . . . . .  $ 852,137   $ 700,554
Furniture and equipment . . . . . . . . .    310,890     218,971
Leasehold improvements  . . . . . . . . .     77,117      25,599
                                           ----------  ----------
                                           1,240,144     945,124
Accumulated depreciation and amortization   (671,909)   (404,320)
                                           ----------  ----------
                                           $ 568,235   $ 540,804
                                           ==========  ==========

6.   PAYABLE TO FACTOR:

In October 1995, the Company entered into a recourse factoring agreement with a financial organization whereby the Company is able to obtain financing of up to 80% of purchased trade accounts receivable, with a maximum available limit of $1,250,000. In addition to an administrative fee of 1% of each invoice financed, the Company will incur interest at the rate of 2% per month on the outstanding gross amount of the receivables financed. The Company's obligations under this agreement have been personally guaranteed by the president and senior vice president of the Company, who are significant shareholders of the Company. At September 30, 1998, the Company's outstanding indebtedness under the agreement was $468,000. There was no outstanding indebtedness under the agreement as of September 30, 1997. The agreement may be terminated by either the factor or the Company at any time.

7.   INCOME TAXES:

The  components  of  the  provision  for income taxes are summarized as follows:

                                               Years Ended
                                              September 30,
                                          ----------------------
                                           1998    1997    1996
                                          -----  ------  -------
Current:
State. . . . . . . . . . .  . . . . . . . $ 800  $  800  $   800

Foreign. . . . . . . . . .  . . . . . . .     -       -    1,500
                                          -----  ------  -------
Total provision for income
 taxes . . . . . . . . . .  . . . . . . . $ 800  $  800  $ 2,300
                                          =====  ======  =======

The effective income tax rate differs from the statutory federal income tax rate primarily due to the full valuation allowance against the Company's deferred tax assets arising from its net operating losses.

Significant components of the Company's net deferred tax balances are as follows:

                                                        September 30,
                                                --------------------------
                                                    1998          1997
                                                ------------  ------------
Deferred tax assets (liabilities):
Accrual to cash adjustment . . . . . . . . . .  $ 1,236,000   $   804,000

Net operating loss carryforwards . . . . . . .    1,793,000     1,422,000
State taxes, net of federal benefit, and other     (147,000)     (122,000)
                                                ------------  ------------
  Total deferred tax assets. . . . . . . . . .    2,882,000     2,104,000
Valuation allowance. . . . . . . . . . . . . .   (2,882,000)   (2,104,000)
                                                ------------  ------------
  Net deferred tax assets. . . . . . . . . . .  $         -   $         -
                                                ============  ============

Since the Company could not determine if it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance has been provided to eliminate the deferred tax assets at September 30, 1998 and 1997. The increase in the valuation allowance was $778,000, $552,000, and $715,000 in the years ended September 30, 1998, 1997 and 1996, respectively. Of the 1996 increase, $448,000 represented a change in the expected federal rate at date of realization from 20% to 34%.

At September 30, 1998, the Company has net operating loss carryforwards for federal and California state income tax purposes of approximately $4,660,000 and $2,269,000, respectively. These carryforwards expire in varying amounts between 1998 and 2012. Pursuant to the provisions of the Tax Reform Act of 1986, utilization of these net operating loss carryforwards may be subject to an annual limitation due to a greater than 50% change in the ownership of the Company within a three-year period.

8.   COMMON STOCK:

In connection with a May 1995 private placement in which the Company sold 735,000 of its shares of common stock, the Company issued 735,000 warrants to purchase additional shares of common stock at $.40 and $.60 per share if exercised prior to August 31, 1995 and November 30, 1995, respectively. In August 1995, warrants were exercised to purchase 183,750 shares at $.40 per share. Warrants to purchase the remaining 551,250 shares of common stock at $.60 per share were exercised in November 1995.

In December 1996, the Company sold 282,000 shares of its common stock in a private placement resulting in proceeds of $1,128,000. The Company incurred $5,275 of costs related to this sale. In connection with the sale, the Company issued to the investors nontransferable warrants to purchase an additional 282,000 shares of common stock. The warrants are exercisable for a period of two years, at a price of $4.00 per share during the first year and at $4.60 per share during the second year. During the year ended September 30, 1998, warrants to purchase 12,000 shares of common stock were exercised resulting in proceeds of $48,000.

9.   RESTRICTED STOCK PURCHASE PLAN:

In June 1993, the Board of Directors approved the 1993 Restricted Stock Purchase Plan (the "Plan"). The Plan allows employees and consultants to purchase shares of the Company's common stock at a price not less than the fair value. The maximum aggregate number of shares which may be sold under the Plan is 1,000,000 shares of common stock. During the year ended September 30, 1994, 50,000 shares were sold under the Plan. No shares were sold under the Plan in 1998, 1997 1996, or 1995.

Shares purchased under the Plan are subject to a right of repurchase by the Company at the original purchase price upon the termination of the purchaser's employment or consulting relationship with the Company. Except for the initial stock purchases in 1993, for which the vesting commenced on June 25, 1992, the right to repurchase generally lapses at the rate of one-third (1/3) after one year from the date of purchase, and one-thirty-sixth (1/36) of the original number of shares purchased per month thereafter. At September 30, 1998 and 1997, no shares are subject to the Company's repurchase option under this provision. No shares were repurchased during the years ended September 30, 1998, 1997 or 1996.
 .

In partial consideration for stock purchased under the Plan, the Company received promissory notes with an aggregate balance of $7,973 as of September
30,  1996.    These  notes  were  paid  in  full  during  1997.

10.  STOCK OPTION PLAN:

In April 1994, the Board of Directors approved the 1994 Stock Option Plan, whereby employees and consultants may be granted incentive and non-statutory stock options. Depending on the employee's stock ownership percentage, incentive stock options are granted with exercise prices ranging from 100% to 110% of the fair value of stock at the date of grant. Depending on stock ownership percentage, non-statutory stock options are granted with exercise prices ranging from 85% to 110% of the fair value of stock at the date of grant. The maximum aggregate number of shares of common stock which may be optioned and sold under the plan is 950,500. The term of each option is that stated in each specific option agreement provided that the term does not exceed ten years from the date of grant (five years in the case of an optionee already owning common stock representing 10% or more of the voting power).

Stock  option  activity  under  the  Plan  is  as  follows:


                                                                    OPTIONS OUTSTANDING
                                     SHARES    --------------------------------------------------------------
                                   AVAILABLE                                      AGGREGATE    WEIGHTED AVG.
                                   FOR GRANT   NO. OF SHARES   PRICE PER SHARE      PRICE     EXERCISE PRICE
                                   ----------  --------------  ----------------  -----------  ---------------
Balance, September 30, 1995 . . .    908,000          42,500   $           2.00  $   85,000   $          2.00
Granted during 1996 . . . . . . .   (561,500)        561,500          1.43-4.75   1,007,125              1.79
Canceled during 1996. . . . . . .     10,000         (10,000)              2.00     (20,000)             2.00
                                   ----------  --------------  ----------------  -----------  ---------------
Balance, September 30, 1996 . . .    356,500         594,000          1.43-4.75   1,072,125              1.80
Granted during 1997 . . . . . . .   (131,800)        131,800         9.70-19.00   1,809,010             13.73
Exercised during 1997 . . . . . .          -         (14,000)         2.00-9.70     (39,550)             2.83
Canceled during 1997. . . . . . .      8,500          (8,500)         2.00-4.75     (33,500)             3.94
                                   ----------  --------------  ----------------  -----------  ---------------
Balance, September 30, 1997 . . .    233,200         703,300         1.43-19.00   2,808,085              3.99
Granted or repriced during 1998. .  (164,800)        164,800         8.02-11.50   1,663,996             10.10
Exercised during 1998  . . . . . .         -               -                  -           -                 -
Canceled during 1998. . . . . . .    144,300        (144,300)        4.75-19.00  (1,915,710)            13.28
                                   ----------  --------------  ----------------  -----------  ---------------
Balance, September 30, 1998 . . .    212,700         723,800   $     1.43-11.50  $2,556,371    $         3.53
                                   ==========  ==============  ================  ===========  ===============

The following table summarizes information with respect to stock options outstanding at September 30, 1998.

                              OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------------  --------------------------------------
RANGE OF          NUMBER OUTSTANDING   WEIGHTED AVG. REMAINING    WEIGHTED AVG.    NUMBER EXERCISABLE    WEIGHTED AVG.
EXERCISE PRICE   AT SEPTEMBER 30, 1998  CONTRACTUAL LIFE (YEARS)  EXERCISE PRICE   AT SEPTEMBER 30, 1998  EXERCISE PRICE
===============  ====================  ========================  ===============  ====================  ================
1.43-$2.00 . .                517,500                      2.40  $          1.45               517,500  $          1.45
4.75. . . . . .                52,500                      3.17             4.75                52,500             4.75
8.02-11.50 . .                153,800                      4.24            10.12               135,792            10.05
---------------  --------------------  ------------------------  ---------------  --------------------  ----------------
1.43-11.50 . .                723,800                      2.85  $          3.53               705,792  $          3.35
===============  ====================  ========================  ===============  ====================  ================

In April 1998, at the request of the Board of Directors, the Vancouver Stock Exchange approved a repricing of the options then outstanding at $15.35 and $19.00 per share to $11.15 per share, which equaled the market price at the date of the repricing grant. Other terms of those options remain the same.

In June 1998, at the request of the Board of Directors, the Vancouver Stock Exchange approved a repricing of the options then outstanding at $9.70 and $12.70 per share to $8.02 per share, which equaled the market price at the date of the repricing grant. Other terms of those options remain the same.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                           Years Ended
                                                          September 30,
                                                   ---------------------------------------
                                                       1998          1997         1996
                                                   ------------  ------------  -----------
Net loss . . . . . . . . . . . . . .  As reported  $(2,328,652)  $(1,045,511)  $  (461,046)
                                      Pro forma    $(2,893,374)  $(2,043,097)  $(1,038,641)

Net loss per share-basic and diluted  As reported  $     (0.20)  $     (0.09)  $     (0.04)
                                      Pro forma    $     (0.25)  $     (0.18)  $     (0.09)

The fair value of the Company's stock option grants is amortized over the vesting period. The average fair values of options granted during the years ended September 30, 1998, 1997 and 1996 (including repriced options) were $2.35, $10.09 and $1.03, respectively. The fair value was estimated as of the date of grant using a modified Black-Scholes option pricing method based upon the following weighted average assumptions:

                                         Years Ended
                                        September 30,
                                     ---------------------
                                      1998   1997    1996
                                      -----  -----   -----
Expected life (years). . . . . .      2.1    2.5     2.5
Expected volatility. . . . . . .      116%   125%    102%
Risk free interest rate. . . . .      5.60%  6.22%   5.70%

11.  PROFIT SHARING AND RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering substantially all employees, and matches employee salary deferrals up to a maximum of 4% of the participant's eligible compensation. The Company's cost of the 401(k) profit sharing plan was $73,499, $66,670 and $25,556 in the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

The Company also has a Money Purchase Pension Plan (Pension Plan). The Company was required to contribute 10% of total participant compensation through December 1992 and 6% of total participant compensation from January 1, 1993 through December 31, 1994. Effective January 1, 1995, contributions to the Pension Plan were discontinued as the Company now contributes to the 401K Plan as described above. There were no contributions to this Plan during 1998, 1997 or 1996. The Company's cost of the Pension Plan was $12,736 in the fiscal year ended September 30, 1995.



12.  LEASE COMMITMENTS:

The Company leases office space and equipment under operating leases. Rent expense under operating leases was $354,684, $184,344, and $125,820 in the fiscal years ended September 30, 1998, 1997 and 1996, respectively. As of September 30, 1998, future minimum lease payments under operating leases are as follow:

Years Ending September 30,
--------------------------
1999 . . . . . . . . . . .    $331,564
2000 . . . . . . . . . . .     315,923
2001 . . . . . . . . . . .     312,726
2002 . . . . . . . . . . .      94,550
2003 . . . . . . . . . . .         209
                            ----------
                            $1,054,972
                            ==========


13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                         Years Ended
                                        September 30,
                                  -------------------------
                                     1998     1997     1996
                                 --------  --------  -------
Interest paid . . . . . . . . .  $220,053  $290,648  $59,647

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

                                                              Years Ended
                                                             September 30,
                                                        -------  -------  -------
                                                         1998     1997     1996
                                                        -------  -------  -------
Outstanding travel advances converted to a note
  receivable from the Senior Vice President. . . . . .  $      -  $37,013  $    -
Writeoff of accounts receivable against accrued
  distributors' fees related thereto . . . . . . . . .  $288,302  $     -  $    -
Acquisition of equipment and furniture through
  capital lease . . . . . . . . . . .  . . . . . . . .  $ 70,946  $     -  $    -
Accrued interest on notes payable to officers. . . . .  $ 93,405  $     -  $    -

                                        FORECROSS CORPORATION
                                  VALUATION AND QUALIFYING ACCOUNTS


ALLOWANCES  AGAINST  RECEIVABLES:
--------------------------------


                                                     Additions -
                                                ---------------------
                                   Balance,      Charges to Revenues       Deductions-      Balance,
                                 Beginning of       or Costs and           Write-offs        End of
                                 -------------                                              ---------
                                    Period          Expenses (1)       Charged to Reserve    Period
                                 -------------  ---------------------  -------------------  ---------
Year Ended September 30,

1998. . . . . . . . . . . . . .  $     300,340  $            124,952   $         288,642    $ 136,650

1997. . . . . . . . . . . . . .            340               300,000                   -      300,340

1996. . . . . . . . . . . . . .          3,500                     -               3,160          340

(1) Certain allowances related to contract estimations for amounts of revenue recognized on percentage-of-completion basis are charged directly to revenues