Form 10-Q
period 1998-12-31
FORECROSS CORP
filed 1999-02-16
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)
[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                   Commission file number          0-29672


                              FORECROSS CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


                    California                              94-2823882
                    ----------                              ----------
         (State or other jurisdiction                    (I.R.S. Employer
         incorporation or organization                  Identification No.)

      90 New Montgomery Street, San Francisco, California               94105
    -----------------------------------------------------               -----
     (Address  of  principal  executive  offices)                  (Zip  Code)


      (415)  543-1515
    -----------------------------------------------------
     (Registrant's telephone number, including area code)

               N/A
    -----------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant ( 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No   .



     Shares outstanding of the Registrant's common stock:
     Class                    Outstanding at December 31, 1998
Common Stock, no par value               11,763,612

PART I-FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS
--------     --------------------


                                              FORECROSS CORPORATION
                                                 BALANCE SHEETS

                                                                        December 31,  September 30,
                                                                            1998          1998
                                                                        ------------  ------------
                                                                        (Unaudited)   (Unaudited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    42,244   $    98,249
Accounts receivable, including unbilled receivables of $418,464 and $489,808, net of allowance of $136,650 and
$136,650, respectively  . . . . .  . . . . . . . . . . . . . . . . . .      710,481     1,170,117

Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       50,686        49,628
                                                                        ------------  ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      803,411     1,317,994
Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      492,242       568,235

Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       66,661        67,131
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,015        42,359
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,405,329   $ 1,995,719
                                                                        ============  ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   193,605   $   224,991
Accrued compensation and related benefits  . . . . . . . . . . . . . .      209,019       235,135
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      108,651        73,301
Accrued commissions and distributors' fees . . . . . . . . . . . . . .    1,250,559     1,228,375

Payable to factor   . . . .. . . . . . . . . . . . . . . . . . . . . .      678,691       467,734
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .      199,612       205,975

Capital lease obligations due within one year. . . . . . . . . . . . .       20,839        20,103
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      715,877       598,193
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    3,376,853     3,053,807
Deferred revenue, less current portion . . . . . . . . . . . . . . . .    1,404,166     1,545,417
Notes payable to officers, net )  . . .. . . . . . . . . . . . . . . .      595,264       631,392
Capital lease obligations, less current portion. . . . . . . . . . . .       36,471        41,667
                                                                        ------------  ------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    5,412,754     5,272,283
                                                                        ------------  ------------
Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 11,773,612 and 11,763,612, respectively . . .                4,726,765     4,715,515
Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,000             -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (8,761,190)   (7,992,079)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (4,007,425)   (3,276,564)
                                                                        ------------  ------------
  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,405,329   $ 1,995,719
                                                                        ============  ============


                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended
                                                  December 31,
                                          --------------------------
                                              1998          1997
                                          ------------  ------------
                         (Unaudited)   (Unaudited)

Net revenues:
Services and maintenance . . . . . . . .  $   623,665   $ 1,247,988
Software licenses and distributorship
 fees-related parties. . . . . . . . . .      136,250       136,250
                                          ------------  ------------
  Total net revenues . . . . . . . . . .      759,915     1,384,238
Cost of services and maintenance
including fees to related parties of
$31,000, and $49,000, respectively . . .      642,606     1,153,265
                                          ------------  ------------
Gross margin . . . . . . . . . . . . . .      117,309       230,973
                                          ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $107,000,
  and $148,000, respectively . . . . . .      224,860       337,780
Research and development . . . . . . . .      218,038       457,394
General and administrative . . . . . . .      309,534       268,822
                                          ------------  ------------
Total operating expenses . . . . . . . .      752,432     1,063,996
                                          ------------  ------------
Loss from operations . . . . . . . . . .     (635,123)     (833,023)
Interest and other expense, net. . . . .     (133,988)      (26,137)
                                          ------------  ------------
Loss before provision for income taxes .     (769,111)     (859,160)
Provision for income taxes . . . . . . .           (0)           (0)
                                          ------------  ------------
  Net loss . . . . . . . . . . . . . . .  $  (769,111)  $  (859,160)
                                          ============  ============
Net loss per share - basic and diluted .   $    (0.07)  $     (0.07)
                                          ============  ============
Shares used in computing per share data    11,766,112    11,758,112
                                          ============  ============



                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                   For the Three Months
                                                    Ended December 31,
                                                    1998        1997
                                                ------------ ------------
                                                 (Unaudited)  (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(  769,111) $  (859,160)
Adjustments to reconcile net loss to  net cash
 provided by (used in) operating activities-
Provision for uncollectible amounts. . . . . .            -            -
Depreciation and amortization. . . . . . . . .       75,993       49,470
Value of common stock issued and value
  assigned to extension of warrant term  . . .       38,250            -
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      459,636   (  314,121)
Other assets and accrued interest on notes
 receivable from officers. . . . . . . . . . .       (1,394)      91,345
Accounts payable and accrued liabilities . . .       25,697      254,138
Deferred revenue . . . . . . . . . . . . . . .      (23,567)     (97,351)
                                                ------------   ----------
Net cash provided by (used in) operating
 activities. . . . . . . . . . . . . . . . . .     (194,496)    (875,679)
                                                ------------   ----------
Cash used in investing activities:
Purchase of equipment and furniture. . . . . .            -     ( 97,722)
Payments received on loans to officers . . . .            -       81,858
Payments received on loans to key employees. .          150          300
                                                ------------   ----------
  Net cash used in investing activities. . . .          150    ( 15,564)
                                                ------------   ----------
Cash flows from financing activities:
Proceeds from factoring of accounts receivable    1,090,336      760,320
Repayment of borrowings under factoring
 arrangement . . . . . . . . . . . . . . . . .     (879,379)    (386,458)
Borrowings under note payable to officers . . .           -      350,000
Repayment of borrowings under  notes payable
 -officers . . . . . . . . . . . . . . . . . .      (67,420)           -
Repayment of borrowings under capitalized leases     (5,196)           -
Net proceeds from issuance of  common shares .            -       48,000
                                                ------------   ----------
  Net cash provided by financing activities. .      138,341      771,862
                                                ------------   ----------
  Net increase (decrease) in cash. . . . . . .      (56,005)     119,381
Cash at beginning of period. . . . . . . . . .       98,249      275,243
                                                ------------   ----------
Cash at end of period  . . . . . . . . . . . .  $    42,244    $ 155,862
                                                ============   ==========


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $    30,712    $  31,295
                                                ============   ==========

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers   $    31,292    $     300
                                                ============   ==========
Value of common stock issued and assigned to
  extension of warrant term in exchange for
  surrender of certain demand registration
  rights and certain other consideration        $    38,250    $       -
                                                ============   ==========

                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements of Forecross Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended September 30, 1998. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The interim financial statements should be read in connection with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


2. BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

Through December 31, 1998, the Company had sustained recurring losses from operations and, at December 31, 1998, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 1999, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its services for both migration projects and year 2000 renovation projects, the creation of potential year 2000 renovation products to address additional software languages, and cost reduction actions implemented in late fiscal 1998 and early fiscal 1999 should improve the Company's profitability in fiscal 1999. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be, successful. Additionally the Company is highly dependent on revenues from year 2000 contracts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEPENDENCE  ON  YEAR  2000  REVENUES:

The Company's revenues in fiscal 1999 and 1998 resulted in large part from demand for Assess/2000 and Complete/2000TM services and licenses as awareness of the year 2000 century date conversion problem has grown. Year 2000 services and related revenue were 91% of the Company's total revenues in the three months ended December 31, 1998 as compared to 51% of the Company's total revenues in the three months ended December 31, 1997. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional services fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.

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


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE  OF  ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures, contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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


4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Three customers accounted for approximately 48%, 18% and 14% of the accounts receivable balance at December 31, 1998, and four customers accounted for approximately 30%, 17%, 14% and 12% at September 30, 1998. Additionally, four customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for approximately 30%, 19%, 19% and 15% of total revenues for the three months ended December 31, 1998. Two customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for 50% and 15% of total revenues for the three months ended December 31, 1997.


5.  WARRANTS:

In December 1998, in exchange for the surrender of certain demand registration rights currently held by the warrant holders, and certain other consideration, the Board of Directors approved the following: the extension to December 31, 1999 of the expiration date of warrants to purchase 270,000 shares of common stock at $4.60 per share, which warrants were originally scheduled to expire December 31, 1998; and, the issuance of 10,000 shares of common stock to the warrant holders. Under FAS 123, the value attributable to the extension of the term of the warrants was determined to be $27,000, and the value of the common stock was determined to be $11,250. Those amounts have been included in other expense in the statement of operations for the three months ended December 31, 1998.

6.  SUBSEQUENT EVENT:

In January 1999, the Company sold in a private placement 418,333 shares of common stock at $0.75 per share, resulting in gross proceeds of $313,750. In connection with the private placement, the Company issued to a finder, in lieu of cash, warrants to purchase 30,000 shares of common stock at $0.75 per share, as a finder's fee, which warrants expire in five years.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS:
-------        -----------------------------------------------------------------

The following summary of the Company's material activities for the three months ended December 31, 1998 and 1997 is qualified by, and should be read in conjunction with the financial statements and related notes and other information contained in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, impact of expansion and other activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets. For a discussion of such risks and uncertainties see the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1998.

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

In response to its customers' growing year 2000 migration demands and using the technology it had developed over the past fifteen years, during 1996 and 1997 the Company introduced its Complete/2000(TM) software products and services. The Company has established 'factories' whereby it uses its software products on its own premises and executes migration and year 2000 projects for its customers. The Company continues to provide these automated application migration and year 2000 services to its customers, using factories on its premises as well as off-site factories that the Company can install at customer locations to meet the specific demands of certain customers.


RESULTS  OF  OPERATIONS

     YEAR 2000 COMPLIANCE

Forecross owns or uses computer software that may be impacted by the year 2000 problem, and also relies on vendors of equipment and services whose products and services may be impacted by the year 2000 problem. The Company's year 2000 compliance issues include (i) the computer hardware and internally developed software which it uses in the performance of services for its customers, (ii) the hardware and third-party software which it uses for corporate administration, (iii) the services of third-party providers which it purchases for certain professional services, and (iv) the external services such as telecommunications and electrical power. The Company has initiated a project that will attempt to identify all computer hardware and software, other significant equipment, and services upon which it relies that may be impacted. After identification of such items, the Company will verify whether those products and services are year 2000-compliant. The verification process will include both accessing the websites of vendors and service providers to verify such compliance, and, if necessary, contacting those vendors and service providers to determine their compliance or plans to become compliant prior to December 31, 1999. It is the intent of the Company to complete this verification process by early 1999.

The Company's administrative and operating systems are primarily PC-based, utilizing commercially available software. Based on initial inquiries, which have been substantially completed, management of the Company believes that these commercial software applications are either year 2000-compliant now or will have upgrades available at nominal cost which will be year 2000-compliant. The Company has already purchased an upgrade to its accounting systems that will make it year 2000-compliant, for less than $200. The Company's System 390 mainframe software is not year 2000-compliant, however the Company has issued a purchase order for an upgrade to such software from its vendor, to be performed in June 1999 at a cost of approximately $8,500.

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

The Company relies on outside service providers for the processing and/or administration of its payroll, 401(K) plan and benefits insurance programs. Based on initial inquiries, which have not yet been completed, management of the Company believes that those service providers will have systems that are year 2000-compliant or that the Company will be able to select other providers whose systems are year 2000-compliant with no significant increase in the cost of those services. The internal software which the Company uses for performing the migration projects, and the year 2000 assessment and renovation projects, is year 2000-compliant.

The Company is developing a list of "non-computer" systems upon which it relies, such as telecommunications equipment, building elevators, etc., in order to determine whether such systems are in compliance with the year 2000. It is anticipated that this review will be completed by March 31, 1999. Preliminary review of such vendors' websites indicates that the Company's vendors all have projects in process to ensure compliance well in advance of December 31, 1999.

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


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Revenues for the three months ended December 31, 1998 were $759,915 as compared to $1,384,238 in the same quarter of 1997, a decrease of 45%. This decrease in revenues for the period reflected primarily the decrease in migration services revenue to $67,176 in the 1998 quarter as compared to $652,402 in the same quarter of 1997. Of the decrease, one major migration/renovation project that was substantially completed during fiscal 1998 had accounted for more than half of the migration services revenues during the three months ended December 31, 1997. Backlog was $424,000 at December 31, 1998 as compared to $3,395,000 (including approximately $615,000 to be performed after fiscal 1998) at December 31, 1997.

The reduction in backlog is attributable to numerous factors. First, the substantial completion of the major migration/renovation project referred to above during fiscal 1998. This project was significantly larger in terms of dollar value than most Forecross contracts, and therefore made the backlog at December 31, 1997 substantially larger than historical norms. Second, year 2000 contracts, unlike application migration projects, are typically of much shorter duration. The average application migration project takes from six to eighteen months to complete, whereas the average year 2000 project can be completed in eight weeks or less. Therefore, revenue associated with year 2000 projects may be booked, recognized and completed without appearing in the quarterly or annual backlog amount. Third, there were two developments in the marketplace which Forecross believes negatively affected the backlog: (1) the temporary diversion of resources and attention away from valuable but optional application migrations, into the mandatory resolution of the year 2000 problem; and (2) the decision of some prospective customers to attempt to perform the year 2000 renovation work internally, or to delay commencing this work in favor of evaluating other alternatives, such as purchasing a new software package that is year 2000 compliant and may operate on a new technology platform or rewriting the computer source codes. While both of these developments appear to be temporary, they have had the effect of slowing the rate at which Forecross has been able to obtain contracts for such work, especially during the second half of the Company's 1998 fiscal year.

Gross margin was $117,309 and $230,973 in the three months ended December 31, 1998 and 1997, respectively. The gross margin percentage was 15% and 17% in the three months ended December 31, 1998 and 1997, respectively. Revenues from the year 2000 products and services, although they increased approximately 10% in the three months ended December 31, 1998 as compared to the same period of 1997, have not reached the level anticipated by the Company and industry in general. The Company added significant resources, in terms of both personnel and facilities, to address the anticipated requirements to support the year 2000 business, and the lower than anticipated level of revenue adversely impacted gross margins in calendar 1998. During the three months ended December 31, 1998, the Company took steps to reduce costs. These included payroll reductions of approximately 20% through a reduction in pay for certain members of the management, not replacing certain staff members upon their departures and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than the Company has experienced to date.

Sales and marketing expenses were $224,860 in the three months ended December 31, 1998 as compared to $337,780 in the same period of 1997. Distributor fees were $106,791 in the three months ended December 31, 1998 as compared to $148,241 in the same period of 1997 since one distributor had earned fees at a rate of 50% of related revenues throughout calendar 1997, and at a 25% rate in 1998 after the contractual limit had been reached in the 1998 fiscal year for the 50% rate. Trade show expenses were reduced by $48,000 in the three months ended December 31, 1998, as compared to the same period in 1997, as the Company focused its year 2000 sales efforts through its distributors and teaming partners, as well as focused mailing campaigns. Commission expense decreased by $23,000 in the three months ended December 31, 1998 due to the reduction in migration services revenue.

Research and development expenses decreased to $218,038 in the three months ended December 31, 1998 from $457,394 in the same period of 1997, or 48% due to the completion during the 1998 fiscal year of a significant portion of the development activity associated with the Complete/2000TM product and enhancements to existing software products. This enabled the Company to eliminate the use of subcontractors in the three months ended December 31, 1998, saving $80,000 as compared to the three months ended December 31, 1997. In addition, the Company was able to reduce the number of personnel devoted to development and enhancement activities.

General and administrative expenses were $309,534 and $268,822 in the three months ended December 31, 1998 and 1997, respectively, primarily due to the increased facilities costs associated with resources added to support the anticipated year 2000 business.

Net interest and other expense was $133,988 for the three months ended December 31, 1998 as compared to $26,137 in the same period of 1997, reflecting the increased use in the three months ended December 31, 1998 of short-term receivables financing and loans from senior officers of the Company to meet its working capital needs. Included in other expense for the three months ended December 31, 1998 was $38,250 representing the value assigned to the common stock issued to warrant holders, and the extension of the expiration term of the warrants as discussed above in Note 5.

The overall net loss for the three months ended December 31, 1998 was $769,111 or $0.07 per share compared with a loss of $859,160 or $0.07 per share for the three months ended December 31, 1997 (based on the weighted average number of shares outstanding during the respective periods).


LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 1998, the Company had sustained recurring losses from operations and, at December 31, 1998, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern (see Note 2 of Notes to Financial Statements).

For the three months ended December 31, 1998, operations were funded through cash derived from short-term receivables financing and the collection of outstanding accounts receivable.

In  October  1995,  the  Company  entered  into a  factoring  agreement  with  a financial organization whereby the Company is able to obtain financing by borrowing against its accounts receivable on a recourse basis. At December 31, 1998, $678,691 was outstanding under the agreement. At September 30, 1998, $467,734 was outstanding under the agreement. The agreement may be terminated
by  either  the  factor  or    the  Company  at  any  time.

During the three months ended December 31, 1998, the Company's working capital was reduced to levels that were lower than customary. This was due to the slowdown in the Company's application migration business and the lack of a substantial amount of year 2000 customer contracts (see "-Three months ended December 31, 1998 compared to three months ended December 31, 1997".) The Company has therefore taken steps to reduce costs. These include payroll reductions  of  approximately  20%  through  a  reduction  in  pay  for  certain members of the management, not replacing certain staff members upon their departures and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than the Company has seen to date.

These staff cuts, which affected 5 employees, do not negatively impact the Company's ability to conduct its migration or year 2000 business. Moreover, with the current staff complement, the Company has sufficient resources in all required areas, to conduct all booked business and a substantial amount of the business presently in its sales pipeline. Further, should a ramp-up of resources be required to accommodate business in excess of the Company's current capacity, such resources are readily available in the San Francisco Bay area where the Company is located.

Further cost reduction efforts are still under consideration, but will not result in savings as substantial as the payroll reductions described above. In addition to cost reductions, in January 1999, the Company completed private placement of stock yielding gross proceeds of $313,750. Beyond these immediate steps to address liquidity concerns, the Company expects additional revenue in February and March, 1999 from a number of year 2000 contracts currently under negotiation. While these actions should cause liquidity to improve somewhat, the Company does not expect that working capital will return in the short term to the levels seen during 1996 and 1997, when revenue from distributorships inflated historical norms.

With the significant reduction in the backlog at December 31, 1998 (see "-Three months ended December 31, 1998 compared to three months ended December 31, 1997"), the Company must obtain a significant amount of new projects to achieve revenue levels in fiscal 1999 comparable to fiscal 1998. As discussed above in "Three months ended December 31, 1998 compared to three months ended December 31, 1997", Year 2000 renovation projects are typically shorter in duration than comparable migration projects, and thus could generate revenues more quickly than migration projects. With the deadline for year 2000 renovation rapidly approaching, the Company believes that it will be able to secure such new renovation projects. In the meantime, management is continuing to closely monitor the Company's prospective year 2000 project volume to evaluate whether the existing sources of financing are adequate to support the operations of the Company, or whether additional means of financing, including debt or equity financing, may be required to satisfy its working capita and other cash requirements.

Management believes that if it obtains the anticipated level of new business, then continued use of short-term receivables financing, together with the funds from the private placement referred to above, will be sufficient to meet the Company's needs through the balance of fiscal 1999. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's needs.

The Company anticipates that its capital expenditures for fiscal 1999 will be approximately $50,000 to $100,000.

PART II-OTHER INFORMATION

ITEM  1.       LEGAL  PROCEEDINGS
--------       ------------------
     None.


ITEM  2.       CHANGES IN SECURITIES
--------       ---------------------

(a) On December 18, 1998, Forecross entered into a Warrant Expiration Agreement with certain Forecross shareholders. The terms of that Agreement provided that in exchange for the surrender of certain demand registration rights pertaining to the warrants to purchase 270,000 shares of common stock at $4.60 per share held by those shareholders, and certain other consideration, the Company agreed to:

     (1) extend the expiration date of the warrants to December 31, 1999 from December 31, 1998, and

     (2) issue an aggregate of 10,000 unregistered shares of common stock to those warrant holders.

(c) On December 18, 1998, Forecross issued an aggregate of 10,000 shares of common stock, no par value per share, to certain holders of warrants to purchase Forecross common stock. These shares were issued in consideration of the warrant holders surrendering certain demand registration rights pertaining to their warrants and agreeing to not exercise the remaining demand registration rights before March 31, 1999. The shares of common stock issued by Forecross were exempt from the registration requirements of the Securities Act under
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.


ITEM  3.       DEFAULTS UPON SENIOR SECURITIES
--------       -------------------------------
     None.


ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------       ---------------------------------------------------
     None.


ITEM  5.       OTHER INFORMATION
--------       -----------------
     None.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K
--------       --------------------------------

 (a).    Index  and  Description  of  Exhibits
----    -------------------------------------

Exhibit No.  Description
-----------  --------------------------------------------------------------------------------

      3.1+   Restated Articles of Incorporation

      3.2+   By-Laws
     10.1+   Lease Agreement, dated January 1, 1997
             between the Company and The Canada Life Assurance Company
     10.2+   Form of Indemnification Agreement entered into
             between the Company and each of its officers and
             directors
     10.3+   1993 Restricted Stock Purchase Plan
     10.4+   1994 Stock Option Plan and Form of Option Agreement
     10.5*+  Exclusive Distributor Agreement between the
             Company and Gardner Solution 2000, L.L.C., and
             Amendment
     10.6*+  Exclusive Distributor Agreement between the
             Company and Y2K Solutions, L.P.,
     10.7*+  Software License Agreement between the Company
             and Y2K Solutions, L.P.
     10.8+   Factoring Agreement, dated October 30, 1995, between
             the Company and Silicon Valley Financial Services
     10.9+   Lease Expansion Proposal dated November 17, 1997, between
             the Company and The Canada Life Assurance Company
     10.10+  Factoring Modification Agreement, dated January 13, 1998, between the Company and Silicon Valley Financial Services
     10.11*+ Exclusive Distributor Agreement between the Company and CY2K Solutions, L.L.C.
     10.12*+ Software License Agreement between the Company and CY2K Solutions, L.L.C.
     10.13*+ Exclusive Distributor Agreement between the Company and PY2K Solutions, L.L.C.
     10.14*+ Software License Agreement between the Company and PY2K Solutions, L.L.C.
     16.1+   Notice of Change of Auditor dated September 23, 1997, issued to all holders of common shares of Forecross Corporation
     16.2+   Letter dated September 23, 1997 from BDO Seidman, LLP to the British Columbia
             Securities Commission and to the Vancouver Stock Exchange confirming the accuracy of the information contained in the Notice of Change of Auditor of
             Forecross Corporation dated September 23, 1997
     16.3+   Letter dated September 23, 1997 from Coopers & Lybrand, L.L.P. to the British
             Columbia Securities Commission and to the Vancouver Stock Exchange confirming the accuracy of the information contained in the Notice of Change of Auditor of
             Forecross Corporation dated September 23, 1997
     16.4+   Letter dated September 23, 1997 from the Board of Directors of Forecross
             Corporation to the shareholders of Forecross Corporation, the British Columbia
             Securities Commission and the Vancouver Stock Exchange confirming the review of the Board of Directors of the Notice of Change of Auditor and the related letter dated September 23, 1997 from BDO Seidman, LLP and Coopers & Lybrand,
             L.L.P.

     27.1    Financial Data Schedule, December 31, 1998



          +  Previously filed as part of the Company's Form 10/A, effective June 16, 1998.

          *  The Company has requested that certain portions of the documents be given confidential  treatment.  The entire documents, including the redacted portions, have  been  filed  with  the  SEC.

(b)          REPORTS ON FORM 8-K
---         --------------------

            None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Registrant

                         FORECROSS  CORPORATION


February  16, 1999   BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer