Form 10-Q
period 1999-03-31
FORECROSS CORP
filed 1999-05-17
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1999

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                   Commission file number          0-29672


                              FORECROSS CORPORATION

                    CALIFORNIA                              94-2823882
         (State or other jurisdiction                    (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                            90 NEW MONTGOMERY STREET
                         SAN FRANCISCO, CALIFORNIA 94105
                     Address of principal executive offices)

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



     Shares outstanding of the Registrant's common stock:
     Class                    Outstanding at March 31, 1999
Common Stock, no par value               12,191,944

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets March 31, 1999 (unaudited) and September 30, 1998

     Statements of Operations (unaudited) for the three and six months ended March 31, 1999 and 1998

     Statements of Cash Flows (unaudited) for the six months ended March 31, 1999 and 1998

     Notes to Unaudited Financial Statements

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

  Item  3.  Defaults  Upon  Senior  Securities

  Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

  Item  5.  Other  Information

  Item  6.  Exhibits  and  Reports  on  Form  8-K

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION


                                              FORECROSS CORPORATION
                                                 BALANCE SHEETS

                                                                          March 31,    Sept. 30,
                                                                            1999          1998
                                                                        ------------  -----------

                                                                        (Unaudited)   (Unaudited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    35,628   $    98,249
Accounts receivable, including unbilled receivables of $192,844 and $489,808, net of allowance of $30,001 and
$136,650, respectively  . . . . .  . . . . . . . . . . . . . . . . . .      432,005     1,170,117
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       36,935        49,628
                                                                        ------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      504,568     1,317,994

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      416,930       568,235
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       67,496        67,131
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,365        42,359
                                                                        ------------  -----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,031,359   $ 1,995,719
                                                                        ============  ===========

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   267,023   $   224,991
Accrued compensation and related benefits  . . . . . . . . . . . . . .      341,172       235,135
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      146,789        73,301
Accrued commissions and distributors' fees . . . . . . . . . . . . . .    1,267,743     1,228,375
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      606,958       467,734
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .      193,068       205,975
Capital lease obligations due within one year. . . . . . . . . . . . .       21,602        20,103
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      604,217       598,193
                                                                        ------------  -----------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    3,448,572     3,053,807

Deferred revenue, less current portion . . . . . . . . . . . . . . . .    1,262,916     1,545,417
Notes payable to officers, net   . . . . . . . . . . . . . . . . . . .      572,094       631,392
Capital lease obligations, less current portion. . . . . . . . . . . .       31,085        41,667
                                                                        ------------  -----------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    5,314,667     5,272,283
                                                                        ------------  -----------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 12,191,944 and 11,763,612, respectively . . .                5,044,582     4,715,515
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (9,327,890)   (7,992,079)
                                                                        ------------  -----------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (4,283,308)   (3,276,564)
                                                                        ------------  -----------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,031,359   $ 1,995,719
                                                                        ============ ============


                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended          For the Six Months Ended
                                                  March 31,                           March 31,
                                          --------------------------          -------------------------
                                              1999          1998                 1999          1998
                                          ------------  ------------          ------------  -----------
                                          (Unaudited)   (Unaudited)           (Unaudited)   (Unaudited)

Net revenues:
Services and maintenance . . . . . . . .  $   824,367   $ 1,864,931           $  1,448,031   $ 3,112,920
Software licenses and distributorship
 fees-related parties. . . . . . . . . .      136,251       136,250                272,502       272,499
                                          ------------  ------------          -------------  ------------
  Total net revenues . . . . . . . . . .      960,618     2,001,181              1,720,533     3,385,419
Cost of services and maintenance
including fees to related parties of
$31,000, $91,000, $62,000 and $140,000,
respectively . . . . . . . . . . . . . .      697,111     1,116,120              1,339,717     2,269,385
                                          ------------  ------------          -------------  ------------
Gross margin . . . . . . . . . . . . . .      263,507       885,061                380,816     1,116,034
                                          ------------  ------------          -------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $94,000, $272,000,
  $201,000 and $421,000, respectively. .      230,917       480,147                455,776       817,927
Research and development . . . . . . . .      186,621       441,963                404,659       899,357
General and administrative . . . . . . .      298,875       370,309                608,410       639,131
                                          ------------  ------------          -------------  ------------
Total operating expenses . . . . . . . .      716,413     1,292,419              1,468,845     2,356,415
                                          ------------  ------------          -------------  ------------
Loss from operations . . . . . . . . . .     (452,906)     (407,358)            (1,088,029)   (1,240,381)
Interest expense, net. . . . . . . . . .     (112,995)      (72,640)              (246,983)      (98,777)
                                          ------------  ------------          -------------  ------------
Loss before provision for income taxes .     (565,901)     (479,998)            (1,335,012)   (1,339,158)
Provision for income taxes . . . . . . .         (800)         (800)                  (800)         (800)
                                          ------------  ------------          -------------  ------------
  Net loss . . . . . . . . . . . . . . .  $  (566,701)  $  (480,798)           $(1,335,812)  $(1,339,958)
                                          ============  ============          =============  ============
Net loss per share - basic and diluted .   $    (0.05)  $     (0.04)           $     (0.11)  $     (0.11)
                                          ============  ============          =============  ============
Shares used in computing per share data.   12,087,361    11,763,612             11,948,611    11,760,469
                                          ============  ============          =============  ============



                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                    For the Six Months
                                                     Ended March 31,
                                                    1999        1998
                                                ------------ ------------
                                                (Unaudited)  (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(1,335,812) $(1,339,958)
Adjustments to reconcile net loss to  net cash
 provided by (used in) operating activities-
Provision for uncollectible amounts. . . . . .     (106,649)           -
Value of common stock issued and value
  assigned to extension of warrant term. . . .       38,250            -
Depreciation and amortization. . . . . . . . .      151,305      126,457
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      844,761     (626,200)
Other assets and accrued interest on notes
 receivable from officers. . . . . . . . . . .       12,172       51,497
Accounts payable and accrued liabilities . . .      308,786      825,095
Deferred revenue . . . . . . . . . . . . . . .     (276,477)    (279,747)
                                               ------------   ----------
Net cash provided by (used in) operating
 activities. . . . . . . . . . . . . . . . . .     (363,664)  (1,242,856)
                                                ------------   ----------
Cash used in investing activities:
Purchase of equipment and furniture. . . . . .            -     (194,922)
Payments received on loans to officers . . . .            -       81,858
Payments received on loans to key employees. .          150          500
                                                ------------   ----------
  Net cash used in investing activities. . . .          150     (112,564)
                                                ------------   ----------
Cash flows from financing activities:
Proceeds from factoring of accounts receivable    1,874,548    2,029,545
Repayment of borrowings under factoring
 arrangement  . . . . . . . . . . . . . . . . .  (1,735,324)  (1,465,545)
Borrowings under note payable to officers . . .           -      575,000
Repayment of borrowings under  notes payable
 -officers . . . . . . . . . . . . . . . . . .     (118,566)           -
Repayment of borrowings under capitalized leases    (10,582)           -
Net proceeds from issuance of  common shares .      290,817       48,000
                                                ------------   ----------
  Net cash provided by financing activities. .      300,893    1,187,000
                                                ------------   ----------
  Net increase (decrease) in cash. . . . . . .      (62,621)    (168,420)
Cash at beginning of period. . . . . . . . . .       98,249      275,243
                                                ------------   ----------
Cash at end of period  . . . . . . . . . . . .  $    35,628    $ 106,823
                                                ============   ==========


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $    96,473    $  78,930
                                                ============   ==========

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers   $    60,334    $  26,537
                                                ============   ==========

                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements of Forecross Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended September 30, 1998. The interim financial information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The interim financial statements should be read in connection with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


2. BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

Through March 31, 1999, the Company had sustained recurring losses from operations and, at March 31, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 1999, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its services for both migration projects and year 2000 renovation projects, the creation of potential year 2000 renovation products to address additional software languages, and cost reduction actions implemented in late fiscal 1998 and early fiscal 1999 should improve the Company's profitability in fiscal 1999. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. Additionally, the Company is highly dependent on revenues from year 2000 contracts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DEPENDENCE  ON  YEAR  2000  REVENUES:

The Company's revenues in fiscal 1999 and 1998 resulted in large part from demand for Assess/2000 and Complete/2000TM services and licenses as awareness of the year 2000 century date conversion problem has grown. Year 2000 services and related revenue were 72% in the three months ended March 31,1999 as compared to 49% of the Company's total revenues in the three months ended March 31, 1998, and 80% of total revenues for the six months ended March 31, 1999 as compared to 49% of total revenues for the six months ended March 31, 1998. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional service fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.

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

4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Four customers accounted for approximately 45%, 22%, 10% and 10% of the accounts receivable balance at March 31, 1999, and four customers accounted for approximately 30%, 17%, 14% and 12% at September 30, 1998. Additionally, four customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for approximately 17%, 15%, 12% and 12% of total revenues for the three months ended March 31, 1999. Three customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for 41%, 22%, and 10% of total revenues for the three months ended March 31, 1998. Four customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for 22%, 16%, 15% and 10% of total revenues for the six months ended March 31, 1999. Three customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for 45%, 14% and 12% of total revenues for the six months ended March 31, 1998.


5.  COMMON STOCK:

In January 1999, the Company sold in a private placement 418,332 shares of common stock at $0.75 per share, resulting in gross proceeds of $313,750. In connection with the private placement, the Company issued to the placement agent, in lieu of cash, warrants to purchase 30,000 shares of common stock at $0.75 per share, which warrants expire in five years.



  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  ---------------------------------------------------------------

The following summary of our material activities for the three and six months ended March 31, 1999 and 1998 is qualified by, and should be read in conjunction with the financial statements and related notes and other information contained in this report. The financial results reported herein do not indicate the financial results that we may achieve in any future period.

Other than the historical facts contained herein, this Quarterly Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. For a discussion of such risks and uncertainties see our Annual Report on Form 10K for the fiscal year ended September 30, 1998.

RESULTS  OF  OPERATIONS

     YEAR 2000 COMPLIANCE

We own or use computer software that may be impacted by the year 2000 problem, and we also rely on vendors of equipment and services whose products and services may be impacted by the year 2000 problem. Our year 2000 compliance issues include:

     (1) the computer hardware and internally developed software which we use in the performance of services for our customers,

     (2) the hardware and third-party software which we use for corporate administration,

     (3) the services of third-party providers which we purchase for certain professional services, and

     (4) the external services we require, such as telecommunications and electrical power.

We are conducting a project to attempt to identify all computer hardware and software, other significant equipment, and services on which we rely that may be impacted. As part of this project, we have begun to verify whether those products and services are year 2000-compliant. Our verification process includes both accessing the websites of vendors and service providers to verify such compliance, and, where necessary, contacting those vendors and service providers to determine their compliance or plans to become compliant prior to December 31, 1999. It is our intent to complete this verification process by mid 1999.

Our administrative and operating systems are primarily PC-based, using commercially available software. Based on inquiries we made to the software vendors, our management believes that these commercial software applications are either year 2000-compliant now or will have upgrades available at nominal cost which will be year 2000-compliant. We have already purchased an upgrade to our accounting systems that will make it year 2000-compliant, for less than $200. Our System 390 mainframe software is not year 2000-compliant, and we have issued a purchase order for an upgrade to such software from our vendor, to be performed in June 1999 at a cost of approximately $8,500.

A review of our PC-based servers and other computers has indicated that several hardware systems are not currently year 2000-compliant, but that there is a simple procedure to make them compliant in the year 2000 at no cost. On January 1, 2000, the dates in these computers revert automatically to January 1, 1980. We will execute a procedure, which we have already tested on all of the non-compliant computers, to reset the date to the correct, year 2000 date. If, nonetheless, we are not able to modify those systems to become year 2000-compliant, we anticipate that the cost of replacing such systems would be approximately $10,000, that the time required to replace such systems would not exceed two weeks, and that, during the replacement period, our other, compliant systems could be used to perform the work normally performed by the systems being replaced.

We rely on outside service providers for the processing and/or administration of our payroll, 401(K) plan and benefits insurance programs. Based on our inquiries, management believes that those service providers will have systems that are year 2000-compliant or that we will be able to select other providers whose systems are year 2000-compliant with no significant increase in the cost of those services.

The internal software we use for performing the migration projects, and the year 2000 assessment and renovation projects, is year 2000-compliant.

We are developing a list of "non-computer" systems on which we rely, such as telecommunications equipment, electrical power, heating and cooling systems, building elevators, etc., in order to determine whether such systems are in compliance with the year 2000. It is anticipated that this review will be completed by April 30, 1999. Preliminary review of such vendors' websites indicates that our vendors all have projects in process to ensure compliance well in advance of December 31, 1999.

We have not deferred any information technology projects to date due to the need to assess or ensure year 2000-compliance of our systems, and, based on our initial efforts to date as described herein, do not anticipate that any other information technology projects will be delayed in the future due to this year 2000 project.

For the foregoing reasons, we do not anticipate that we will have an incomplete or untimely resolution of the year 2000 issue. Although the total costs of compliance have not as yet been definitely determined, our management believes that such costs will not be material. As previously indicated, with respect to our internal systems as outlined above, we believe that we have or will have achieved year 2000 compliance in advance of December 31, 1999. With respect to external services provided by third parties, we are less certain of the impact of year 2000 non-compliance. In the worst case scenario, a failure of the electrical system which supplies power to our computers would disrupt both our ability to conduct business and to communicate with our customers, vendors and other suppliers, since our telephone system also requires electrical power. In this event, we would be required to purchase these services from alternative providers. We intend, as part of our "non-computer" systems review, to determine any extraordinary costs and the amount of implementation time associated with such change of providers.

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS
                     ENDED MARCH 31, 1998

Revenues for the three months ended March 31, 1999 were $961,000 as compared to $2,001,000 in 1998, a decrease of 52%. This decrease in revenues for the period reflected primarily the decrease in migration services revenue to $270,000 in 1999 as compared to $1,030,000 in 1998. Year 2000 services revenues decreased to $691,000 in 1999 as compared to $971,000 in the three months ended March 31, 1998. Of the decreases, one major migration and renovation project that was substantially completed during fiscal 1998 had accounted for more than half of the migration services revenues during the three months ended March 31, 1998. Backlog was $375,000 at March 31, 1999 as compared to $2,510,000 in 1998.

The reduction in backlog is attributable to numerous factors. First is the substantial completion of one major migration/renovation project during fiscal 1998. This project was significantly larger in terms of dollar value than most Forecross contracts, and therefore made the backlog substantially larger in 1998 than its historical norm. Second is that year 2000 contracts, unlike application migration projects, are typically of much shorter duration. This is a significant factor with Year 2000 services representing 72% of the quarter's revenues as compared with 49% in the corresponding 1998 period. The average application migration project takes from six to eighteen months to complete, whereas the average year 2000 project can be completed in eight weeks or less. Therefore, revenue associated with year 2000 projects may be booked, recognized and completed without appearing in the quarterly or annual backlog amount. Third is that there were two developments in the marketplace which Forecross believes negatively affected the backlog:

     (1) the temporary diversion of resources and attention away from valuable but optional application migrations, into the mandatory resolution of the year year 2000 problem; and

     (2) the decision of some prospective customers to attempt to perform the year 2000 renovation work internally, or to delay commencing this work in favor of evaluating other alternatives, such as purchasing a new software package that is year 2000 compliant and may operate on a new technology platform or rewriting the computer source codes.

While both of these developments appear to be temporary, they have had the effect of slowing the rate at which Forecross has been able to obtain contracts for such work, especially since the second half of our 1998 fiscal year.

Gross margin was $264,000 and $885,000 in the three months ended March 31, 1999 and 1998, respectively. The gross margin percentage was 27% in 1999 and 44% in 1998. The revenues from the year 2000 products and services have not reached the level anticipated by us or by the industry in general. During the three months ended March 31, 1999, we significantly increased our efforts to obtain new migration and year 2000 services projects, in addition to maintaining tight control over our expenses. However, in 1998, we had added significant resources, in terms of both personnel and facilities, to address the anticipated requirements to support the year 2000 business, and the lower than anticipated level of revenue has adversely impacted gross margins in both 1999 and 1998. The cost reduction efforts that we implemented during the three months ended
December 31, 1998 have been extended through the current period. Those reductions included decreases in payroll of approximately 20% through a reduction in pay for certain members of management, not replacing certain staff members upon their departures and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than we have seen to date.

Sales and marketing expenses were $231,000 in the three months ended March 31, 1999 as compared to $480,000 in 1998. Distributor fees were $94,000 in 1999 as compared to $272,000 in 1998 due to the fact that one distributor had earned fees at a rate of 50% of related revenues in 1998, and at a 25% rate in 1998 after the contractual limit had been reached in fiscal 1998 for the 50% rate. Commission expense decreased by $71,000 in 1999 due to the reduction in migration services revenue.

Research and development expenses decreased to $187,000 in 1999 from $442,000 in 1998, or 58% due to the completion during fiscal 1998 of a significant portion of the development activity associated with the Complete/2000TM product and enhancements to existing software products. This enabled us to eliminate the use of subcontractors in fiscal 1999, saving $35,000 as compared to the three months ended March 31, 1998. In addition, we were able to reduce the number of personnel devoted to development and enhancement activities.

General and administrative expenses were $299,000, and $370,000, in the three months ended March 31, 1999 and 1998, respectively. Legal, accounting, and audit fees were reduced approximately $41,000 in 1999 as compared to 1998, primarily due to the extensive efforts associated with the filing of the Company's Form 10/A registration statement in 1998.

Net interest expense was $113,000 for the three months ended March 31, 1999 as compared to $73,000 in 1998, reflecting the increased use in 1999 of short-term receivables financing, loans from our senior officers, and extended payment terms from our distributors to meet our working capital needs.


The overall net loss for the three months ended March 31, 1999 was $567,000 or $0.05 per share compared with a loss of $481,000 or $0.04 per share for the three months ended March 31, 1998 (based on the weighted average number of shares outstanding during the respective periods).

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

Revenues for the six months ended March 31, 1999 were $1,721,000 as compared to $3,385,000 in 1998, a decrease of 49%. As discussed above, this decrease in revenues for the period reflected primarily the decrease in migration services revenue to $337,000 in 1999 as compared to $1,715,000 in 1998. Year 2000 services revenue in the six months ended March 31, 1999 decreased to $1,384,000 in 1999 as compared to $1,671,000 in the six months ended March 31, 1998. Of the decreases, one major migration/renovation project that was substantially completed during fiscal 1998 had accounted for more than half of the migration services revenue during the six months ended March 31, 1998.

Gross margin was $381,000 and $1,116,000 in the six months ended March 31, 1999 and 1998, respectively. The gross margin percentage was 22% in 1999 and 33% in 1998. As discussed above, we have taken a number of steps to reduce our expenses in addition to increasing our efforts to obtain new projects in response to the lower than anticipated level of both migration and year 2000 services revenues.

Sales and marketing expenses were $456,000 in the six months ended March 31, 1999 as compared to $818,000 in 1998. Distributor fees were $201,000 in 1999 as compared to $421,000 in 1998 due to the fact that one distributor had earned fees at a rate of 50% of related revenues in 1998, and at a 25% rate in 1998 after the contractual limit had been reached in fiscal 1998 for the 50% rate. Commission expense decreased by $91,000 in 1999 due to the reduction in migration services revenue. Trade show expenses decreased by $49,000 in the six months ended March 31, 1999 as compared to 1998, as we focused our sales efforts primarily through increased direct sales activities for migration projects and direct mail and increased distributor efforts for our year 2000 services.

Research and development expenses decreased to $405,000 in 1999 from $899,000 in 1998, or 55% due to the completion during fiscal 1998 of a significant portion of the development activity associated with the Complete/2000TM product and enhancements to existing software products. This enabled us to eliminate the use of subcontractors in fiscal 1999, saving $115,000 as compared to the six months ended March 31, 1998. In addition, we were able to reduce the number of personnel devoted to development and enhancement activities, which accounted for substantially the balance of the cost reduction in 1999 as compared to 1998.

General and administrative expenses were $608,000, and $639,000, in the six months ended March 31, 1999 and 1998, respectively. Legal, accounting, and audit fees were reduced approximately $39,000 in 1999 as compared to 1998 primarily due to the extensive efforts associated with the filing of the Company's Form 10/A registration statement in 1998.

Net interest expense was $247,000 for the six months ended March 31, 1999 as compared to $99,000 in 1998, reflecting the increased use in 1999 of short-term receivables financing, loans from our senior officers, and extended payment terms from our distributors to meet our working capital needs.

The overall net loss for the six months ended March 31, 1999 was $1,336,000 or $0.11 per share compared with a loss of $1,340,000 or $0.11 per share for the six months ended March 31, 1998 (based on the weighted average number of shares outstanding during the respective periods).

LIQUIDITY  AND  CAPITAL  RESOURCES

Through March 31, 1999, we have sustained recurring losses from operations and, at March 31, 1999, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 2 of Notes to Financial Statements.

For the three months ended March 31, 1999, operations were funded through cash derived from short-term receivables financing, the sale of common stock in a private placement as discussed above, and the collection of outstanding accounts receivable.

In October 1995, we entered into a factoring agreement with a financial organization that allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At March 31, 1999, $607,000 was outstanding under the agreement. At September 30, 1998, $468,000 was outstanding under the agreement. The agreement may be terminated by either the factor or us at any time.

During the six months ended March 31, 1999, our working capital was reduced to levels that were lower than customary. This was due to the slowdown in our application migration business and the lack of a substantial amount of year 2000 customer contracts. We therefore took steps in the first quarter of fiscal 1999 to reduce costs and continued with those actions into the second quarter of fiscal 1999. These include payroll reductions of approximately 20% through a voluntary reduction in pay for certain members of management, not replacing certain staff members upon their departures and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than we have seen to date.

Further cost reduction efforts are still under consideration but will not result in savings as substantial as the payroll reductions described above. In addition to cost reductions, in January 1999, we completed a private placement of stock yielding gross proceeds of $313,750. Beyond these immediate steps to address liquidity concerns, we expect additional revenue from a number of year 2000 contracts currently under negotiation. While these actions should cause liquidity to improve somewhat, we do not expect that working capital will return in the short term to the levels seen during 1996 and 1997, when revenue from distributorships inflated historical norms.

With the significant reduction in the backlog at March 31, 1999 as discussed above, we must obtain a significant amount of new projects to achieve revenue levels in fiscal 1999 comparable to the fiscal year ended September 30, 1998. As discussed above in the "Six Months Ended March 31, 1999 compared to six months ended March 31, 1998", Year 2000 renovation projects are typically shorter in duration than comparable migration projects, and thus could generate revenues more quickly than migration projects. With the deadline for year 2000 renovation rapidly approaching, we believe that we will be able to secure such new renovation and validation projects. In the meantime, our management is continuing to closely monitor our prospective year 2000 project volume to evaluate whether the existing sources of financing are adequate to support our operations, or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

Our management believes that if we obtain the anticipated level of new business, then those revenues, together with continued use of short-term receivables financing, and the funds from the private placement referred to above, will be sufficient to meet our needs through the balance of fiscal 1999. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs.

We  anticipate  that   our   capital  expenditures  for  fiscal  1999  will   be
approximately $50,000 to $100,000.

                           PART II-OTHER INFORMATION

  Item  1.  Legal Proceedings
                None.

  Item  2. Changes in Securities

On January 19, 1999, we sold in a private placement 418,332 shares of common stock, no par value per share at a purchase price of $0.75 per share. The gross proceeds of the offering were $313,750. In connection with the private placement, we issued to a placement agent, Avalon Research Inc., in lieu of cash, warrants to purchase 30,000 shares of common stock at $0.75 per share, which warrants expire in five years. The shares of common stock were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The securities were sold to:

     Kien Hean Chen and Yung San Chen
     Constance Fretz IRA
     Stanley A. Steiner, Trustee
     Pinetree Capital Corporation
     Lancaster Investment Partners, LP
     William B. Fretz IRA
     The William B. Fretz, Jr. Irrevocable Deed of Trust FBO
             Heather Nicole Fretz
     The William B. Fretz, Jr. Irrevocable Deed of Trust FBO
             Christopher Bradley Fretz
     Keith Fretz
     David S. Callan IRA
     EDJ Limited
     Larry Colvin


  Item  3.  Defaults Upon Senior Securities
                Not Applicable.

  Item  4.  Submission of Matters to a Vote of Security Holders
                None.

  Item  5.  Other Information
                None.

  Item  6.  Exhibits and Report on Form 8-K
             (a). Index and Description of Exhibits

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

     27.1    Financial Data Schedule, March 31, 1999


          +  Previously filed as part of the Company's Form 10/A, effective June 16, 1998.

          *  The Company has requested that certain portions of the documents be given confidential  treatment.  The entire documents, including the redacted portions, have  been  filed  with  the  SEC.

             (b). Reports on Form 8-K
                  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Registrant

                         FORECROSS  CORPORATION


May 17, 1999             BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer