Form 10-Q
period 1999-06-30
FORECROSS CORP
filed 1999-08-16
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1999

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



     Shares outstanding of the Registrant's common stock:
     Class                    Outstanding at June 30, 1999
Common Stock, no par value               12,191,944

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets June 30, 1999 (unaudited) and September 30, 1998

     Statements of Operations (unaudited) for the three and nine months ended June 30, 1999 and 1998

     Statements of Cash Flows (unaudited) for the nine months ended June 30, 1999 and 1998

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

  Item  3.  Defaults  Upon  Senior  Securities

  Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

  Item  5.  Other  Information

  Item  6.  Exhibits  and  Reports  on  Form  8-K

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION


                                              FORECROSS CORPORATION
                                                 BALANCE SHEETS

                                                                          June 30,    Sept. 30,
                                                                            1999          1998
                                                                        ------------  -----------

                                                                        (Unaudited)   (Unaudited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    19,241   $    98,249
Accounts receivable, including unbilled receivables of $46,333 and $489,808, net of allowance of $20,000 and
$136,650, respectively  . . . . .  . . . . . . . . . . . . . . . . . .      482,824     1,170,117
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       37,760        49,628
                                                                        ------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      539,825     1,317,994

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      342,469       568,235
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       68,430        67,131
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,080        42,359
                                                                        ------------  -----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   984,804   $ 1,995,719
                                                                        ============  ===========

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   309,136   $   224,991
Accrued compensation and related benefits  . . . . . . . . . . . . . .      498,932       235,135
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      188,329        73,301
Accrued commissions and distributors' fees . . . . . . . . . . . . . .    1,241,842     1,228,375
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      865,618       467,734
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .      183,903       205,975
Capital lease obligations due within one year. . . . . . . . . . . . .       22,394        20,103
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      656,618       598,193
                                                                        ------------  -----------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    3,966,772     3,053,807

Deferred revenue, less current portion . . . . . . . . . . . . . . . .    1,121,667     1,545,417
Notes payable to officers, net   . . . . . . . . . . . . . . . . . . .      696,915       631,392
Capital lease obligations, less current portion. . . . . . . . . . . .       25,503        41,667
                                                                        ------------  -----------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    5,810,857     5,272,283
                                                                        ------------  -----------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 12,191,944 and 11,763,612, respectively . . .                5,044,582     4,715,515
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (9,870,635)   (7,992,079)
                                                                        ------------  -----------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (4,826,053)   (3,276,564)
                                                                        ------------  -----------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $   984,804   $ 1,995,719
                                                                        ============ ============


                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended          For the Nine Months Ended
                                                  June 30,                           June 30,
                                          --------------------------          -------------------------
                                              1999          1998                 1999          1998
                                          ------------  ------------          ------------  -----------
                                          (Unaudited)   (Unaudited)           (Unaudited)   (Unaudited)

Net revenues:
Services and maintenance . . . . . . . .  $   766,872   $ 2,134,425           $  2,214,903   $ 5,247,345
Software licenses and distributorship
 fees-related parties. . . . . . . . . .      136,251       136,250                408,753       408,749
                                          ------------  ------------          -------------  ------------
  Total net revenues . . . . . . . . . .      903,123     2,270,675              2,623,656     5,656,094
Cost of services and maintenance
including fees to related parties of
$44,000, $145,000, $107,000 and $285,000,
respectively . . . . . . . . . . . . . .      559,683     1,073,105              1,899,400     3,342,490
                                          ------------  ------------          -------------  ------------
Gross margin . . . . . . . . . . . . . .      343,440     1,197,570                724,256     2,313,604
                                          ------------  ------------          -------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $132,000, $435,000,
  $333,000 and $856,000, respectively. .      311,123       659,503                766,899     1,477,430
Research and development . . . . . . . .      170,025       362,229                574,684     1,261,586
General and administrative . . . . . . .      254,631       376,751                863,041     1,015,882
                                          ------------  ------------          -------------  ------------
Total operating expenses . . . . . . . .      735,779     1,398,483              2,204,624     3,754,898
                                          ------------  ------------          -------------  ------------
Loss from operations . . . . . . . . . .     (392,339)     (200,913)            (1,480,368)   (1,441,294)
Interest expense, net. . . . . . . . . .     (150,405)     (118,292)              (397,388)     (217,069)
                                          ------------  ------------          -------------  ------------
Loss before provision for income taxes .     (542,744)     (319,205)            (1,877,756)   (1,658,363)
Provision for income taxes . . . . . . .            -             -                   (800)         (800)
                                          ------------  ------------          -------------  ------------
  Net loss . . . . . . . . . . . . . . .  $  (542,744)  $  (319,205)           $(1,878,556)  $(1,659,163)
                                          ============  ============          =============  ============
Net loss per share - basic and diluted .   $    (0.04)  $     (0.03)           $     (0.16)  $     (0.14)
                                          ============  ============          =============  ============
Shares used in computing per share data.   12,191,944    11,763,612             12,021,611    11,761,412
                                          ============  ============          =============  ============



                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                    For the Nine Months
                                                     Ended June 30,
                                                    1999        1998
                                                ------------ ------------
                                                (Unaudited)  (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(1,878,556) $(1,659,163)
Adjustments to reconcile net loss to  net cash
 provided by (used in) operating activities-
Provision for uncollectible amounts. . . . . .     (116,650)      59,660
Value of common stock issued and value
  assigned to extension of warrant term. . . .       38,250            -
Depreciation and amortization. . . . . . . . .      225,766      200,202
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      803,943   (1,451,045)
Other assets and accrued interest on notes
 receivable from officers. . . . . . . . . . .       16,999       84,749
Accounts payable and accrued liabilities . . .      543,491    1,270,778
Deferred revenue . . . . . . . . . . . . . . .     (365,325)    (201,795)
                                               ------------   ----------
Net cash used in operating activities. . . . .     (732,082)  (1,696,614)
                                                ------------   ----------
Cash used in investing activities:
Purchase of equipment and furniture. . . . . .            -     (276,108)
Payments received on loans to officers . . . .            -       81,858
Payments received on loans to key employees. .          250          700
                                                ------------   ----------
  Net cash provided by (used in)
  investing activities . . . . . . . . . . . .          250     (193,550)
                                                ------------   ----------
Cash flows from financing activities:
Proceeds from factoring of accounts receivable    3,070,250    3,604,835
Repayment of borrowings under factoring
 arrangement  . . . . . . . . . . . . . . . . .  (2,672,366)  (2,605,263)
Borrowings under note payable to officers . . .     180,000      575,000
Repayment of borrowings under  notes payable
 -officers . . . . . . . . . . . . . . . . . .     (199,713)           -
Proceeds from capital lease obligations. . . . 	     -	          66,074
Repayment of borrowings under capitalized leases    (16,164)           -
Net proceeds from issuance of  common shares .      290,817       48,000
                                                ------------   ----------
  Net cash provided by financing activities. .      652,824    1,688,646
                                                ------------   ----------
  Net (decrease) in cash . . . . . . . . . . .      (79,008)    (201,518)
Cash at beginning of period. . . . . . . . . .       98,249      275,243
                                                ------------   ----------
Cash at end of period  . . . . . . . . . . . .  $    19,241    $  73,725
                                                ============   ==========


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $   169,892    $ 164,203
                                                ============   ==========

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers   $    86,835    $  26,537
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


2. BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

Through June 30, 1999, the Company had sustained recurring losses from operations and, at June 30, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During the remainder of fiscal 1999, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued
existence is dependent on its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its services for both migration projects and year 2000 renovation projects, the creation of additional year 2000 renovation and verification products, cost reduction actions maintained throughout fiscal 1999, and the early signs of renewed customer interest in migration projects should improve the Company's profitability in late fiscal 1999 and fiscal 2000. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. Additionally, the Company currently is highly dependent on revenues from year 2000 contracts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEPENDENCE  ON  YEAR  2000  REVENUES:

The Company's revenues in fiscal 1999 and 1998 resulted in large part from demand for Assess/2000 and Complete/2000TM services and licenses as awareness of the year 2000 century date conversion problem has grown. Year 2000 services and related revenue were 95% in the three months ended June 30,1999 as compared to 82% of the Company's total revenues in the three months ended June 30, 1998, and 85% of total revenues for the nine months ended June 30, 1999 as compared to 63% of total revenues for the nine months ended June 30, 1998. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional service fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.

The Company has experienced a decline in its core migration services business. The Company considers this a temporary development resulting from the pressure placed on many of its prospective customers to address their year 2000 problem to the exclusion of most or all other non-mission-critical projects. Nonetheless, it is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to continue to grow its migration and other products and services beyond the year 2000 market. While the Company has observed some early indication of some renewed customer interest in migration projects, there can be no assurance that the Company will be successful in obtaining such projects or that the Company's strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

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

4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Three customers accounted for approximately 43%, 24% and 14% of the accounts receivable balance at June 30, 1999, and four customers accounted for approximately 30%, 17%, 14% and 12% at September 30, 1998. Additionally, four customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for approximately 35%, 20%, 16% and 13% of total revenues for the three months ended June 30, 1999. Three customers accounted for approximately 32%, 15%, and 13% of total revenues for the three months ended June 30, 1998. Five customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for 16%, 15%, 15%, 12% and 10% of total revenues for the nine months ended June 30, 1999. Three customers, including revenues from the Company's Distributors treated as resulting from one customer, accounted for 40%, 12% and 10% of total revenues for the nine months ended June 30, 1998.


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



  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  ---------------------------------------------------------------

The following summary of our material activities for the three and nine months ended June 30, 1999 and 1998 is qualified by, and should be read in conjunction with the financial statements and related notes and other information contained in this report. The financial results reported herein do not indicate the financial results that we may achieve in any future period.

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

We have conducted a project to attempt to identify all computer hardware and software, other significant equipment, and services on which we rely that may be impacted. As part of this project, we have verified whether those products and services are year 2000-compliant. Our process included both accessing the websites of vendors and service providers to verify such compliance, and, where necessary, contacting those vendors and service providers to determine their compliance or plans to become compliant prior to December 31, 1999. Based on the results of this project, we believe that the majority of the hardware, software, services and equipment on which we rely are year-2000 compliant, and those that are not yet compliant are planned to be compliant prior to December 31, 1999. We continue to monitor the status of those products and services that are not yet compliant.

Our administrative and operating systems are primarily PC-based, using commercially available software. Based on inquiries we made to the software vendors, our management believes that these commercial software applications are either year 2000-compliant now or will have upgrades available at nominal cost which will be year 2000-compliant. We have already purchased an upgrade to our accounting systems that will make it year 2000-compliant, for less than $200. Our System 390 mainframe software is not year 2000-compliant. Earlier this year, we issued a purchase order for the required upgrade. However, due to a decline in our use of the System 390, we have canceled this purchase order, and will not upgrade the System 390 for the foreseeable future. We believe that this decision will have no negative affect on our operations or our ability to conduct projects now, in the year 2000 or beyond.

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

We have developed a list of "non-computer" systems on which we rely, such as telecommunications equipment, electrical power, heating and cooling systems, building elevators, etc., in order to determine whether such systems are in compliance with the year 2000. Review of vendors' websites, and discussions with vendors and building management indicate that all have projects in process to ensure compliance well in advance of December 31, 1999.

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

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS
                     ENDED JUNE 30, 1998

Revenues for the three months ended June 30, 1999 were $903,000 as compared to $2,271,000 in 1998, a decrease of 60%. This decrease in revenues for the period reflected primarily the decrease in Year 2000 services revenues to $856,000 as compared to $1,872,000 in 1998. In addition, migration services revenue decreased to $47,000 in 1999 as compared to $399,000 in 1998. Of the decreases, one major migration and renovation project that was substantially completed during fiscal 1998 had accounted for more than half of the Year 2000 services revenues during the three months ended June 30, 1998. Backlog was $783,000 at June 30, 1999 as compared to $1,604,000 in 1998.

The reduction in backlog is attributable to numerous factors. First is the substantial completion of one major migration/renovation project during fiscal 1998. This project was significantly larger in terms of dollar value than most Forecross contracts, and therefore made the backlog substantially larger in 1998 than its historical norm. Second is that year 2000 contracts, unlike application migration projects, are typically of much shorter duration. This is a significant factor with Year 2000 services representing 95% of the quarter's revenues as compared with 82% in the corresponding 1998 period. The average application migration project takes from six to eighteen months to complete, whereas the average year 2000 project can be completed in eight weeks or less. Therefore, revenue associated with year 2000 projects may be booked, recognized and completed without appearing in the quarterly or annual backlog amount. Third is that there were two developments in the marketplace which Forecross believes negatively affected the backlog:

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

Gross margin was $343,000 and $1,198,000 in the three months ended June 30, 1999 and 1998, respectively. The gross margin percentage was 38% in 1999 and 53% in 1998. The revenues from the year 2000 products and services have not reached the level anticipated by us or by the industry in general. During the three months ended June 30, 1999, we significantly increased our efforts to obtain new migration and year 2000 services projects, in addition to maintaining tight control over our expenses. However, in 1998, we had added significant resources, in terms of both personnel and facilities, to address the anticipated requirements to support the year 2000 business, and the lower than anticipated level of revenue has adversely impacted gross margins in both 1999 and 1998. The cost reduction efforts that we implemented during the three months ended
December 31, 1998 have been extended through the current period. Those reductions included decreases in payroll of approximately 20% through a reduction in pay for certain members of management, not replacing certain staff members upon their departures and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than we have seen to date.

Sales and marketing expenses were $311,000 in the three months ended June 30, 1999 as compared to $660,000 in 1998. Distributor fees were $132,000 in 1999 as compared to $435,000 in 1998 due to the fact that one distributor had earned fees at a rate of 50% of related revenues in 1998, and at a 25% rate in 1998 after the contractual limit had been reached in fiscal 1998 for the 50% rate. Commission expense decreased by $58,000 in 1999 due to the reduction in migration services revenue.

Research and development expenses decreased to $170,000 in 1999 from $362,000 in 1998, or 53%, due to the completion during fiscal 1998 of a significant portion of the development activity associated with the Complete/2000TM product and enhancements to existing software products. This enabled us to eliminate the use of subcontractors in fiscal 1999, saving $39,000 as compared to the three months ended June 30, 1998. In addition, we were able to reduce the number of personnel devoted to development and enhancement activities.

General and administrative expenses were $255,000, and $377,000, in the three months ended June 30, 1999 and 1998, respectively. Legal, accounting, and audit fees were reduced approximately $75,000 in 1999 as compared to 1998, primarily due to the extensive efforts associated with the filing of the Company's Form 10/A registration statement in 1998.

Net interest expense was $150,000 for the three months ended June 30, 1999 as compared to $118,000 in 1998, reflecting the increased use in 1999 of short-term receivables financing, loans from our senior officers, and extended payment terms from our distributors to meet our working capital needs.


The overall net loss for the three months ended June 30, 1999 was $543,000 or $0.04 per share compared with a loss of $319,000 or $0.03 per share for the three months ended June 30, 1998 (based on the weighted average number of shares outstanding during the respective periods).

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

Revenues for the nine months ended June 30, 1999 were $2,624,000 as compared to $5,656,000 in 1998, a decrease of 54%. This decrease in revenues for the period reflected primarily the decrease in migration services revenue to $384,000 in 1999 as compared to $2,113,000 in 1998. In addition, Year 2000 services revenue in the nine months ended June 30, 1999 decreased to $2,240,000 in 1999 as compared to $3,543,000 in the nine months ended June 30, 1998. Of the decreases, one major migration/renovation project that was substantially completed during fiscal 1998 had accounted for more than half of the Year 2000 services revenue during the nine months ended June 30, 1998, as well as a significant percentage of the migration services revenue.

Gross margin was $724,000 and $2,314,000 in the nine months ended June 30, 1999 and 1998, respectively. The gross margin percentage was 28% in 1999 and 41% in 1998. As discussed above, we have taken a number of steps to reduce our expenses in addition to increasing our efforts to obtain new projects in response to the lower than anticipated level of both migration and year 2000 services revenues.

Sales and marketing expenses were $767,000 in the nine months ended June 30, 1999 as compared to $1,477,000 in 1998. Distributor fees were $333,000 in 1999 as compared to $856,000 in 1998 due to the decreased Year 2000 services revenues in 1999 and to the fact that one distributor had earned fees at a rate of 50% of related revenues in 1998, and at a 25% rate in 1998 after the contractual limit had been reached in fiscal 1998 for the 50% rate. Commission decreased by $144,000 in 1999 due to the reduction in migration services revenue Trade show expenses decreased by $89,000 in the nine months ended June 30, 1999 as compared to 1998, as we focused our sales efforts primarily through increased direct sales activities for migration projects and direct mail and increased distributor efforts for our year 2000 services.

Research and development expenses decreased to $575,000 in 1999 from $1,262,000 in 1998, or 54%, due to the completion during fiscal 1998 of a significant portion of the development activity associated with the Complete/2000TM product and enhancements to existing software products. This enabled us to eliminate the use of subcontractors in fiscal 1999, saving $154,000 as compared to the nine months ended June 30, 1998. In addition, we were able to reduce the number of personnel devoted to development and enhancement activities, which accounted for substantially the balance of the cost reduction in 1999 as compared to 1998.

General and administrative expenses were $863,000 and $1,016,000 in the nine months ended June 30, 1999 and 1998, respectively. Legal, accounting, and audit fees were reduced approximately $114,000 in 1999 as compared to 1998 primarily due to the extensive efforts associated with the filing of the Company's Form 10/A registration statement in 1998.

Net interest expense was $397,000 for the nine months ended June 30, 1999 as compared to $217,000 in 1998, reflecting the increased use in 1999 of short-term receivables financing, loans from our senior officers, and extended payment terms from our distributors to meet our working capital needs.

The overall net loss for the nine months ended June 30, 1999 was $1,879,000 or $0.16 per share compared with a loss of $1,659,000 or $0.14 per share for the nine months ended June 30, 1998 (based on the weighted average number of shares outstanding during the respective periods).

LIQUIDITY  AND  CAPITAL  RESOURCES

Through June 30, 1999, we have sustained recurring losses from operations and, at June 30, 1999, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 2 of Notes to Financial Statements.

For the three months ended June 30, 1999, operations were funded through cash derived from short-term receivables financing, a loan of $180,000 from the senior vice president of the Company, and the collection of outstanding accounts receivable.

In October 1995, we entered into a factoring agreement with a financial organization that allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At June 30, 1999, $866,000 was outstanding under the agreement. At September 30, 1998, $468,000 was outstanding under the agreement. The agreement may be terminated by either the factor or us at any time.

During the nine months ended June 30, 1999, our working capital was reduced to levels that were lower than customary. This was due to the slowdown in our application migration business and the lack of a substantial amount of year 2000 customer contracts. We took steps in the first quarter of fiscal 1999 to reduce costs and have continued with those actions through the current period. These include payroll reductions of approximately 20% through a voluntary reduction in pay for certain members of management, not replacing certain staff members upon their departures and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than we have seen to date.

Further cost reduction efforts are still under consideration but will not result in savings as substantial as the payroll reductions described above. In addition to cost reductions, in January 1999, we completed a private placement of stock yielding gross proceeds of $313,750. Beyond these immediate steps to address liquidity concerns, we are aggressively pursuing new opportunities for migration services contracts as companies begin to consider new migration projects. While these actions should cause liquidity to improve somewhat, we do not expect that working capital will return in the short term to the levels seen during 1996 and 1997, when revenue from distributorships inflated historical norms.

While backlog increased somewhat at June 30, 1999 as compared to March 31, 1999, we must continue our efforts to obtain new Year 2000 services and migration projects to improve our operating results and liquidity. Although we believe that we will be able to obtain such new projects, our management is continuing to closely monitor our prospective year 2000 project volume to evaluate whether the existing sources of financing are adequate to support our operations, or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

Our management believes that if we obtain the anticipated level of new business, then those revenues, together with continued use of short-term receivables financing, and the funds from the private placement referred to above, will be sufficient to meet our needs through the balance of calendar 1999. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs.

We  anticipate  that   our   capital  expenditures  for  fiscal  1999  will   be
less than $50,000.

                           PART II-OTHER INFORMATION

  Item  1.  Legal Proceedings
                None.

  Item  2. Changes in Securities
                None.


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

     27.1    Financial Data Schedule, June 30, 1999


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

                         Registrant

                         FORECROSS  CORPORATION


August 16, 1999          BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer