Form 10-K
period 1999-09-30
FORECROSS CORP
filed 2000-01-13
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-K


(Mark One)
[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended September 30, 1999

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

     Indicate  by  check  mark  if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The  aggregate  market  value  of  the  voting   common   stock  held    by
non-affiliates  of  the  Registrant  as  of  December 15, 1999 was  $3,722,000.

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


ITEM  1.     BUSINESS
--------     --------

GENERAL  BUSINESS  DESCRIPTION

     Forecross is a software company that, together with its predecessor corporations, has been in business since 1982. Forecross develops, markets and sells sophisticated software and associated services to large organizations for the automated conversion ("migration") of existing business software applications to new computing environments. During the period from 1996 through 1999, Forecross also developed, marketed and sold similar software and services to large organizations for the automated assessment and renovation of non-year
2000-compliant   business   software applications.


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

     Third, the network which each business establishes to connect the personal computers on the desks of each user ("clients") to the open systems hardware ("servers") for business applications has expanded over the past five years to include connections to, and often web sites on, the Internet. The "world-wide web" enables a business to connect all of its employees to each other and to the company's vendors and customers easily and inexpensively. This unprecedented level of connectivity is driving a rapid evolution in the way businesses inter-relate.

     Fourth, even though there has been a decrease in the cost of some computer hardware, there has also been a reduction in many MIS budgets with no corresponding reduction in the costs of software or technical personnel.

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

     BUSINESS  IMPACT

     Existing systems represent a huge financial investment and are often functionally rich and mission-critical to the business. Therefore, many applications which would have been rewritten after three to five years are now remaining in service for ten years or more. However, due to their underlying technologies, they may not be meeting all of the needs of the organization. For example, they may not be fully integrated with newer business applications, may have data which is not easily accessible to users, or may operate on technology platforms which are no longer cost-effective. Furthermore, personnel who understand and can maintain applications developed using older technologies are becoming more difficult to find and retain, and are, therefore, more expensive.

     The challenge for businesses is to find a cost-effective way to upgrade these sizable existing systems to take advantage of the new technologies and platforms, such as the Internet, while preserving all of their valuable business functionality.

     AVAILABLE  SOLUTIONS

     The Company's management believes that there are three basic options available to an MIS manager wishing to take advantage of these developments.

     One option is to acquire commercially available application software packages specifically designed to operate on the new technology platforms. However, a suitable package may not always be available and, even when it is, the new software package will commonly require adaptation to the distinctive business policies and practices of the user organization. In addition to the initial cost of the package, these adaptations are frequently expensive and may take too long to implement as well as require specialized technical resources.

     Another option is to rewrite the computer source code of the existing application to make it usable in the new computing environment. This course is time consuming to implement, can be error-prone, requires significant and specialized personnel resources not routinely available, and may, therefore, be expensive and risky.

     Both of these choices also involve the risk that business-specific rules and functionality currently embedded in the existing application will not be accurately or completely incorporated into the adapted software package or the rewritten application.

     The products of Forecross represent a third solution. The Company has developed a proprietary and innovative technology for the automated migration and on-going standards compliance of existing applications. This allows businesses to replace existing technologies (i.e., the system is re-hosted to a new technology platform) while leaving the application functionally intact (see "-Products"). Consequently, this option usually has the lowest cost and least risk associated with it. For the Company's experience competing against these
other  solutions,   see    "Competition---Competitive Position".


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


PRODUCTS

     The Company has licensed and delivered its products and ancillary services to customers throughout North America, and in Taiwan, France, Belgium, Germany, and South Africa. Historically, customers have included Aetna Life Insurance, AT&T, Bank of America NT & SA, Bank of Montreal, Bear Stearns & Company, IBM Corporation, Home Savings of America, Kimberly-Clark Corporation, New Brunswick Telephone, Price Waterhouse LLP, Royal Bank of Canada and Union Gas Corporation. Recent and current Forecross customers include Charles Schwab & Company, Inc., Brown Brothers Harriman & Co., Sapiens USA., Inc., Ciber, Inc., Electronic Data Systems Corporation, BDM International (now part of TRW Inc.), Harris Trust and Savings Bank, and ACS, Inc.

     Forecross products are designed to automate up to 100% of the conversion of an existing application. It has been the experience of the Company that 95%
or more of the business application programs commonly found in large computerized organizations (see "-Market") can be converted with close to full (100%) automation. The remaining 5% can usually be processed with a significant degree of automation (80% or more), enough to make conversion with Forecross products a cost-effective and lower risk alternative. Converted applications are functionally equivalent to their unconverted counterparts, and, in the experience of the Company, maintainability and performance in the new environment are typically unaffected or enhanced. Each Forecross product includes a significant number of customization options which can be selected by the user to obtain results closest to the specific conversion or renovation objectives.

     During 1999, Forecross developed two additional products aimed at extending the scope of its conversion solution offerings. One tool, called 'Sentinel/Test Suite', is used to test the converted applications to ensure that they are functionally equivalent to their un-converted counterparts. The second tool, called 'Sentinel/Integrity Manager' is aimed at ensuring that coding standards and rules which are implemented when programs are originally developed, remain in force as those programs go through the normal life cycle of on-going maintenance and enhancements. These tools are currently offered as services only, but the Company intends to offer end-user licenses in the future.


UNDERLYING  PROPRIETARY  TECHNOLOGY

     The  Company's  powerful  and  flexible   technology  known  as  the  XCODE
architecture, has been refined over the last thirteen years and forms the foundation for all Forecross products, tools, and associated services.

     The proprietary XCODE architecture of Forecross supports all of the functions ordinarily required to automate the conversion of existing systems. This includes parsing the source code, storing the code in a common repository, identifying areas of the code that require technology upgrades, transforming the old technology and generating revised source code for the operation of the application in the new environment.

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

     One factor which greatly enhances the Company's ability to employ this strategy is its proprietary XCODE architecture. The XCODE architecture has historically enabled the Company to develop a new migration product in an average of approximately six months of elapsed time, with three persons employed full-time on the project. This is a considerably shorter and less costly development cycle than traditional industry experience for products of comparable scope and complexity. It also allows the Company to fund most or all of the development cost from the license revenue generated by the initial development-funding customer.


     Research and development expenses were $728,239, $1,520,709, and $1,006,768 in the years ended September 30, 1999, 1998 and 1997, respectively.


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

     COMPLETE/2000TM  LICENSING  AND  FACTORY  SERVICES

     During the 1999 fiscal year, Forecross offered product licenses and services related to its year 2000 business. While it is possible that the Company may obtain additional year 2000 business in the its 2000 fiscal year, this is not very likely. However, during the 1999 fiscal year which is the subject of this document, year 2000 business was conducted. Therefore, the following descriptions of the product offerings of the Company are applicable.

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

     Because of the potentially massive scope of the year 2000 problem in the 1999 fiscal year, Forecross took an approach to marketing its year 2000 products that was slightly different from its migration marketing.

     The Company adopted a two-pronged strategy designed to rapidly reach the broadest possible market without having to hire, train and manage a large sales, marketing and customer support staff. For the assessment function, Forecross offered its Assess/2000 product through non-exclusive license arrangements with consulting firms and other solution providers who did not market similar software from other vendors. For the renovation and confirmation functions, Forecross sought and entered into contractual arrangements with distributors who, for a fee, obtained exclusive marketing rights for Complete/2000TM within a geographic territory. Exclusivity was generally for an initial term of one year and was automatically extended annually for a total of four subsequent years, provided that the distributor had caused at least a specified number of year 2000 contracts of at least a specified value to be closed during the year. In exchange for marketing, project management services and staffing for substantially all on-site work, the distributor generally received a fee equal to twenty-five percent (25%) of collected revenues. In the case of one contract, under which a substantial portion of the year 2000 projects were conducted, the distributor's fee was fifty percent (50%) of collected revenues until $1,500,000 had been received by the distributor and twenty-five percent (25%) of revenue collected thereafter. During fiscal 1998, the $1,500,000 amount had been earned, and all subsequent fees were earned at the 25% rate. Forecross has four distributors: Gardner Solution 2000, L.L.C. in New York and New Jersey; Y2K Solutions, L.P. in Texas; CY2K Solutions, L.L.C. in California; and PY2K Solutions, L.L.C. in North Carolina, South Carolina, Georgia and Florida. The President and Chief Executive Officer of Gardner Solution 2000, L.L.C., is also the Chief Executive Officer of Y2K Solutions, L.P., CY2K Solutions, L.L.C. and PY2K Solutions, L.L.C. While Forecross may market its year 2000 products and services directly in territories not represented by distributors, its strategy was to leverage its ability to penetrate the large nationwide market by using a network of licensees and distributors.

     In addition, the Company has formed alliances through teaming agreements with consulting firms and service providers for year 2000 services. As of September 30, 1999, Forecross had signed teaming agreements with BDM International, Inc., Electronic Data Systems Corporation (EDS), NCR Corporation, Sapiens USA, Inc., Ciber, Inc. SCB Computer Technology, Inc., as well as some smaller firms.


SALES  AND  LICENSING  REVENUES

     From 1994 though 1996, the Company's revenues were generated primarily by migration projects, with some revenues contributed by MAPS presentations. During that period, the Company performed work on between ten and twenty projects per year, of which four projects typically represented in excess of fifty per cent of total revenues. In the fiscal years ended September 30, 1999 1998 and 1997, year 2000 assessment projects, sales of licenses to the Assess/ 2000 software, and fees associated with distributorships for Complete/2000TM products and services accounted for eighty-eight percent, sixty-two percent and forty-two percent, respectively, of total revenue.


COMPETITION

     The marketplace for application migrations is served by both software and services vendors. Forecross is not aware of any vendor, whether of software or services, who offers the degree of automated conversion achievable through use of Forecross products.

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


     SERVICE  SUPPLIERS

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


COMPETITIVE  POSITION

     It is possible that other software or services companies may attempt to develop new proprietary conversion software or service offerings or to enhance existing proprietary conversion software, or service offerings, to compete directly in the Company's chosen market. There are, in addition, certain other elements  of  risk  which  bear  upon  the  Company's  competitive position (see
"Management's  Discussion  and  Analysis of Financial  Condition and  Results of
Operations: Certain Business Concerns: Additional Financing; Competition; Market Size; No Assurance of Success of Marketing Strategy; Product Development; and Limited Experience of Management in the Management of Growth"). Moreover, (as indicated under "-Industry Background: Available Solutions") there are alternatives to migration as a means of adapting to technological change, and there can be no assurance that enterprise computing users will not prefer one of these alternatives.

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

     EMPLOYEES

     As of September 30, 1999, Forecross had 39 employees. Of these, eleven work primarily in the Factory or on customer Factory Compile projects, three are engaged primarily in research and development work, six are in project management, six are in technical support, three are in quality assurance, two are in sales and marketing and eight are in finance and administration. All employees are required to enter into a Confidentiality and Proprietary Rights Agreement which requires that they not disclose any confidential information, restricts their right to engage or have an interest in competing businesses, and requires them to promptly disclose to Forecross the product of all work done by them while employed by, and for, the Company, and to assign to the Company all rights in such work product.

     BACKLOG

     Backlog  was  $1,172,000  at September 30, 1999 as   compared to  $531,000
at September 30, 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM  2.     PROPERTIES
--------     ----------

     The Company's principal executive offices are located at 90 New Montgomery Street, San Francisco, California 94105, where it occupies approximately 6,200 square feet of leased space under a lease which expires in February 2002. Annual base rent under the lease is approximately $152,000. The Company occupies an additional 4,000 square feet space in its current location under a lease which expires in December 2001. Annual base rent for this space is approximately $143,000 per year. The Company also maintains a small sales office in San Diego, California, and a small apartment in San Francisco for use by its out-of-town staff while visiting the executive offices.



ITEM  3.     LEGAL  PROCEEDINGS
--------     ------------------
     None.



ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------     ---------------------------------------------------
     None.



ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------     -------------------------------------------------------------
             MATTERS
             -------

     As of September 30, 1999, the Company had issued and outstanding 12,191,944 shares of Common Stock held of record by 67 shareholders. The Company's Common Stock is traded on the Over-the-Counter/Bulletin Board market under the symbol FRXX. The Over-the-Counter/Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. From August 1994 to October 28, 1998, the Company's Common Stock was listed on the Vancouver Stock Exchange under the symbol FRX.U. Listed below are the high and low bid prices (U.S. dollars) for the Company's Common Stock for the periods indicated.


THREE MONTHS ENDED   HIGH    LOW
------------------  ------  ------

09/30/99 . . . . .  $ 0.52  $ 0.30
06/30/99 . . . . .    0.55    0.23
03/31/99 . . . . .    1.50    0.45
12/31/98 . . . . .    1.56    1.00

09/30/98 . . . . .  $ 8.00  $ 2.25
06/30/98 . . . . .   11.80    5.75
03/31/98 . . . . .   12.70    6.70
12/31/97 . . . . .   20.00   10.00


     The Company has not paid any dividends to date and does not anticipate that any cash dividends will be declared in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following table sets forth information regarding issuances of Common Stock by the Company during the three years ended September 30, 1999.


NUMBER OF SHARES  GROSS PROCEEDS ($U.S.)   NATURE OF CONSIDERATION
----------------  -----------------------  -----------------------

         282,000  $             1,128,000  Cash(1)
          14,000                   39,550  Cash(2)
          12,000                   48,000  Cash(3)
          10,000                        0  Surrender of rights(4)
         418,332                  313,750  Cash(5)

1. These shares were issued in connection with a private placement completed in December 1996 of Units consisting of one share of Common Stock and one non-transferable share purchase warrant to purchase an additional share of Common Stock for a period of two years from the date of issuance at an exercise price of $4.00 per share in the first year and $4.60 per share in the second year. The purchasers of the shares are family members of the president of the
Company.    The Company incurred $5,275 of costs related to this  sale.

2. These shares were issued during the fiscal year ended September 30, 1997 upon the exercise of stock options for 12,500 shares at $2.00 per share, and, 1,500 shares at $9.70 per share.
3. These shares were issued in October and November 1997 upon the exercise of warrants issued in connection with the private placement of 282,000 shares in December 1996.
4. These shares were issued to warrant holders in exchange for the surrender of certain demand registration rights currently held by the warrant holders.
5. These shares were issued January 1999 in a private placement of 418,332 shares at $0.75 per share. The company also issued to the placement agent, in lieu of cash, warrants to purchase 30,000 shares of common stock at $0.75 per share, expiring in five years. The company incurred $22,933 of cost related to this sale.



The Company has issued shares of its Common Stock to certain employees (including officers) pursuant to compensation benefit plans of the Company. The transactions described in this paragraph were exempt from the registration requirements of the Securities Act based upon Rule 701 promulgated thereunder.



ITEM  6.     SELECTED FINANCIAL DATA
--------     -----------------------

     The selected financial data set forth below with respect to the fiscal years ended September 30, 1999, 1998 and 1997 and the balance sheet data at September 30, 1999 and 1998 are derived from the audited financial statements included elsewhere in this Annual Report. The financial data for the years ended September 30, 1996 and 1995 and the balance sheet data at September 30, 1997, 1996 and 1995 are derived from audited financial statements not included in this Annual Report. The information set forth below should be read in conjunction with the audited financial statements and notes included elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                 --------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                 ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:

Net revenues:
   Services and maintenance . .  $ 2,915,347   $ 6,623,752   $ 4,930,456   $ 2,199,672   $ 1,445,009
   Software licenses and
   distributorship fees
   - related parties. . . . . .      545,004       545,000       844,582       200,000        10,071
                                 ------------  ------------  ------------  ------------  ------------
   Total net revenues . . . . .    3,460,351     7,168,752     5,775,038     2,399,672     1,455,080
Cost of services and
   maintenance including fees
   to related parties of
   $166,000, $346,000, $213,000,
   $0, and $0, respectively . . .  2,745,733     4,419,347     3,366,608     1,431,489       738,986
                                 ------------  ------------  ------------  ------------  ------------
Gross margin. . . . . . . . . .      714,618     2,749,405     2,408,430       968,183       716,094
                                 ------------  ------------  ------------  ------------  ------------
Operating expenses:
   Sales and marketing
     including fees to related
     parties of $497,000,
     $1,037,000, $640,000, $0,
     and $0 respectively  . . .    1,047,300     1,838,126     1,490,479       711,545       685,360
   Research and development . .      728,239     1,520,709     1,006,768       253,743       358,133

   General and administrative .    1,116,528     1,413,312       887,039       332,500       446,031
                                 ------------  ------------  ------------  ------------  ------------
Total operating expenses. . . .    2,892,067     4,772,147     3,384,286     1,297,788     1,489,524
                                 ------------  ------------  ------------  ------------  ------------
Loss from operations. . . . . .   (2,177,449)   (2,022,742)     (975,856)     (329,605)     (773,430)
Other (expense), net . .            (553,131)     (305,110)      (68,855)     (129,141)      (37,720)
                                 ------------  ------------  ------------  ------------  ------------
Loss before provision
   for income taxes . . . . . .   (2,730,580)   (2,327,852)   (1,044,711)     (458,746)     (811,150)
Provision for income taxes. . .         (800)         (800)         (800)       (2,300)      (31,616)
                                 ------------  ------------  ------------  ------------  ------------
Net loss. . . . . . . . . . . .  $(2,731,380)   (2,328,652)  $(1,045,511)  $  (461,046)  $  (842,766)
                                 ============  ============  ============  ============  ============
Net loss per share. . . . . . .  $     (0.23)        (0.20)  $     (0.09)  $     (0.04)  $     (0.08)
                                 ============  ============  ============  ============  ============
Dividends . . . . . . . . . . .            -              -             -             -             -
                                 ============  ============  ============  ============  ============
Shares used in computing
per share data. . . . . . . . .   12,060,919    11,761,920    11,681,035    11,370,804    10,344,934
                                 ============  ============  ============  ============  ============
BALANCE SHEET DATA:
Cash and cash equivalents . . .  $     2,740   $    98,249   $   275,243   $    99,427   $    14,474
Working capital (deficit) . . .   (4,317,171)   (1,735,813)      442,765    (1,077,531)     (890,040)
Total assets. . . . . . . . . .      812,307     1,995,719     3,301,051       726,896       410,801
Deferred revenue, long-term . .      980,418     1,545,417     2,110,417             -             -
Long-term debt and capital
lease obligations (net of current
portion). . . . . . . . . . . .      769,892       673,059             -       223,923       262,593
Shareholders' deficit . . . . .   (5,678,877)   (3,276,564)     (995,912)   (1,120,649)     (999,092)

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

     The following  summary  of  our material  activities  for  the  years ended
September  30,  1999,  1998  and 1997  is  qualified  by,  and  should  be  read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

     The financial results reported herein do not indicate the financial results that we may achieve in any future period. Other than the historical facts contained in this document, this Annual Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on our behalf. These risk and uncertainties include concentration, outstanding indebtedness, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. See "Certain Business Concerns."


BACKGROUND  AND  OVERVIEW

     From the commencement of operations of our predecessor companies in June 1982, our goal has been to focus a small group of skilled technicians on providing automated solutions to the specialized niche requirements of the MIS departments of medium to large enterprise computing organizations seeking to adapt their business applications software to a changing technology, economic and business environment.

     From 1982 through 1988, we developed and licensed specialized migration software products to service providers and other software vendors for delivery to the MIS marketplace. Our customers during this period included Price
Waterhouse, LLP, KPMG Peat Marwick, IBM Corporation, On-Line Software International, Inc., Pansophic Systems, Inc., Fujitsu, Ltd., Sterling Software and Cincom Systems, Inc.

     From 1989 through 1992, our revenues were derived from software development contracts with other software vendors, royalties from various consulting firms, and software product license fees. At the same time, we continued to develop additional commercial migration software products.

     From 1992 through 1997, we developed and implemented a strategy of using internal sales and marketing resources instead of relying upon third parties, and focused upon pursuing migration services contracts as compared to the previous focus on development contracts. Major customers utilizing migration services have included Bank of Montreal, Bear Stearns, Kimberly Clark, New Brunswick Telephone and Union Gas.

     In addition to the migration services contracts, and in response to our customers' year 2000 migration demands and using the technology we had developed over the past fifteen years, during 1996 and 1997 we introduced our Complete/2000(TM) software products and related services and methodologies. In June 1996, we authorized our first exclusive distributorship and sold our first software license for the Assess/2000 product. Initial customer projects commenced during fiscal 1997. During 1997, additional sets of Assess/2000 licenses were sold, additional exclusive distributorships were authorized, and additional customer projects were signed and commenced. We recognize the fees associated with exclusivity, software licenses, technical training and maintenance and support over the contractual term.

     In 1999, we commenced the development of additional tools that serve to extend our offerings in the legacy migration area. These tools include a product for testing the migrated applications, and a tool for ensuring that application standards and rules remain in force as the applications are maintained. We currently intend to 'productize' these tools and offer product licenses to them to our customers.


RESULTS  OF  OPERATIONS

     YEAR 2000 COMPLIANCE

     We own or use computer software that could have been impacted by the year 2000 problem, and we also rely on vendors of equipment and services whose products and services may be impacted by the year 2000 problem. Our year 2000 compliance issues included:

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

     We conducted a project to identify all computer hardware and software, other significant equipment, and services on which we rely that may be impacted. Based on the results of this project, and the fact that the calendar has already moved past January 1, 2000, we believe that the hardware, software, services and equipment on which we rely are year-2000 compliant. We continue to monitor this issue to ensure that no end-of-month or other similar date-related issues arise.

     YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

     Revenue for the year ended September 30, 1999 was $3,460,000 as compared to $7,169,000 for the same period in 1998, a decrease of $3,709,000 or 52%. The components of this reduction were a decrease in migration services revenue of $2,287,000 and a decrease in year 2000 services revenue of
$1,422,000. While it is possible that we may obtain additional year 2000 business in fiscal year 2000, it is not very likely that our future revenues will consist of year 2000 revenues. One project, which began in 1997 and was completed in February 1999, and which involved both migration and year 2000 services, provided $386,000 in revenue in 1999 compared to $2,804,000 in 1998. Also contributing to the reduced year 2000 revenue w as the fact that the majority of year 2000 projects completed in 1999 were the lower priced and less difficult confirmation audits rather than renovations. Revenue for the three months ended September 30, 1999 was $836,000 as compared to $1,513,000 for the same period in 1998, and $903,000 for the three months ended June 30, 1999. Backlog was $1,172,000 at September 30, 1999 as compared to $531,000 at September 30, 1998.

     The increase in backlog is attributable primarily to the signing of several contracts near the end of September 1999, including a consulting project for $200,000 and a migration project for $150,000. Because year 2000 contracts, unlike application migration projects, are generally of much shorter duration, typically completed in eight weeks or less, a project may be booked, recognized and completed without appearing in the quarterly or annual backlog amount.

     Gross margin was $715,000 and $2,749,000 in 1999 and 1998, respectively. The gross margin percentage was 21% in 1999 and 38% in 1998. Cost of revenue was reduced to $2,745,000 in 1999 as compared to $4,420,000 in 1998, with $837,000 of the reduction coming from eliminating the use of subcontractors and consultants which were primarily involved in migration work, and $384,000 of the reduction coming from salaries and benefits. While the revenue from the year 2000 products and services made up the bulk of 1999 revenue, it has not reached the level anticipated by the Company and industry in general. We maintained substantial resources in 1999 to address the year 2000 market, and the lower than anticipated level of revenue adversely impacted gross margins.

     Sales and marketing expenses were $1,047,000 in 1999 as compared to $1,838,000 in 1998. Distributor fees were $497,000 in 1999 as compared to $1,037,000 in 1998. Decreases in commissions on migration business reduced expenses by $172,000 between 1999 and 1998.

     Research and development expenses decreased to $728,000 in 1999 from $1,521,000 in 1998, due to an decrease in the number of personnel to support the development activity associated with the Complete/2000TM product and enhancements to existing software products.

     General and administrative expenses were $1,117,000 and $1,413,000 in 1999 and 1998, respectively, reflecting reductions in personnel and decreased use of legal, audit, and other professional services in connection with our Form 10 registration statement completed in 1998.

     Net interest expense was $553,000 for the year ended September 30, 1999 as compared to $305,000 in 1998, reflecting the increased use in 1999 of short-term receivables financing, loans from senior officers of the Company to meet our working capital needs, and interest accrued on revenue sharing amounts due to distributors.

     The overall net loss for the year ended September 30, 1999 was $2,731,000 or $0.23 per share compared with a loss of $2,329,000 or $0.20 per share for the year ended September 30, 1998 (based on the weighted average number of shares outstanding during the respective periods). The net loss for the three months ended September 30, 1999 was $853,000 as compared to a net loss of $669,000 in 1998, and a net loss of $543,000 for the three months ended June 30, 1999. The net loss per share was $0.07 for the three months ended September 30, 1999, $0.06 for the comparable period in 1998, and $0.04 for the three months ended June 30, 1999.

     The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities. Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at September 30, 1999 and 1998 (see Notes 2 and 7 of Notes to Financial Statements).


YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

     Revenue for the year ended September 30, 1998 was $7,169,000 as compared to $5,775,000 in 1997, an increase of 24%. This increase in revenue for the period reflected several factors: first, revenue of $4,364,000 from year 2000 assessment and renovation contracts and the amortization of Assess/2000 software licenses in 1998 as compared to $1,788,000 in 1997; second, the decrease in revenue from the amortization of exclusive distributorship agreements of $110,000 in 1998 compared to $660,000 in 1997; and, third, the decrease in migration services revenue to $2,695,000 in 1998 as compared to $3,326,000 in 1997. Revenue for the three months ended September 30, 1998 was $1,513,000 as compared to $1,368,000 for the same period in 1997, and $2,271,000 for the three months ended June 30, 1998. The decrease in revenue from the third quarter ended June 30, 1998 was due primarily to the significant revenue earned on one major year 2000 renovation project and the completion of another large year 2000 renovation project during the June quarter. While other year 2000 project revenue in the September 1998 quarter was comparable to the June 1998 quarter, these two major projects had no comparable projects in the September quarter. Backlog was $531,000 at September 30, 1998 as compared to $4,281,000 (including approximately $615,000 to be performed after fiscal 1998) in 1997.

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

     Gross margin was $2,749,000 and $2,408,000 in 1998 and 1997, respectively. The gross margin percentage was 38% in 1998 and 42% in 1997. While the revenues from the year 2000 products and services increased significantly in 1998 compared to 1997 as discussed above, they have not reached the level anticipated by the Company and industry in general. The Company added substantial resources to address the year 2000 market, and the lower than anticipated level of revenue adversely impacted gross margins in 1998. In addition, the Company had not realized the efficiencies and cost savings originally anticipated for the off-site work performed primarily by subcontractors on the migration services projects. During the second quarter of fiscal 1998, the Company implemented some modifications to its procedures for pricing, performing, and controlling the migration services projects in order to improve the gross margin on those projects and avoid any further decline in gross margins as compared with the preceding year.

     Sales and marketing expenses were $1,838,000 in 1998 as compared to $1,490,000 in 1997. Distributor fees were $1,037,000 in 1998 as compared to $640,000 in 1997. Increases in commission and trade show expenses in 1998 as compared to 1997 were offset by reductions in bonuses and consultant expenses in 1998.

     Research and development expenses increased to $1,521,000 in 1998 from $1,007,000 in 1997, or 51% due to an increase in the number of personnel to support the development activity associated with the Complete/2000TM product and enhancements to existing software products.

     General and administrative expenses were $1,413,000 and $887,000 in 1998 and 1997, respectively, reflecting: additional personnel; increased use of legal, audit, and other professional services in connection with the Company's Form 10 registration statement in 1998; and, increased rent and insurance in 1998 to support the increased level of business activity.

     Net interest expense was $305,000 for the year ended September 30, 1998 as compared to $69,000 in 1997, reflecting the increased use in 1998 of short-term receivables financing and loans from senior officers of the Company to meet its working capital needs.

     The overall net loss for the year ended September 30, 1998 was $2,329,000 or $0.20 per share compared with a loss of $1,046,000 or $0.09 per share for the year ended September 30, 1997 (based on the weighted average number of shares outstanding during the respective periods). The net loss for the three months ended September 30, 1998 was $669,000 as compared to a net loss of $912,000 in 1997, and a net loss of $319,000 for the three months ended June 30, 1998. The net loss per share was $0.06 for the three months ended September 30, 1998, $0.08 for the comparable period in 1997, and $0.03 for the three months ended June 30, 1998.

     The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities. Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at September 30, 1998 and 1997 (see Notes 2 and 7 of Notes to Financial Statements).



LIQUIDITY  AND  CAPITAL  RESOURCES

     Through September 30, 1999, we have sustained recurring losses from operations and, at September 30, 1999, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern (see Note 2 of Notes to Financial Statements).

     For the year ended September 30, 1999, operations were funded through cash derived from short-term receivables financing, loans totaling $192,000 from the senior vice president of the Company, the collection of outstanding accounts receivable, and the sale of our common stock in private transactions.

     We need additional financing in order to meet our working capital requirements. There is no assurance that additional financing will be available, in timely fashion, in sufficient amounts, or at all. If additional financing is not found, we will not be able to meet our short-term working capital needs.

     Cash received from the sale of common stock and warrants, and the exercise of warrants, amounted to $291,000, $48,000, and $1,162,000 in the years ended September 30, 1999, 1998 and 1997, respectively.

     In October 1995, we entered into a factoring agreement with a financial organization whereby we are able to obtain financing by borrowing against our accounts receivable on a recourse basis. At September 30, 1999, $861,000 was outstanding, and at September 30, 1998, $468,000 was outstanding under the agreement. The agreement may be terminated by either the factor or us at any time.

     In December 1997, we received a loan in the amount of $350,000 from the president of the Company. The loan is for a term of two years, is unsecured and accrues interest at a rate of 24% per annum.

     In  February  1998,  we received a loan in the amount of $225,000  from the
senior vice president of the  Company.   The loan is for a term of two years, is
unsecured and accrues interest  at  a  rate  of  24%  per annum.

     In  June  1999,  we received  a  loan  in  the amount of $135,000  from the
senior vice president of the  Company.   The loan is for a term of two years, is
unsecured and accrues interest  at  a  rate  of  24%  per annum.

     In July 1999, we received a loan in the amount of $57,000 from the senior vice president of the Company. The loan is for a term of two years, is unsecured and accrues interest at a rate of 24% per annum.

     During the first quarter of 2000, our working capital was reduced to levels that were lower than customary. This was due to the slowdown in our year 2000 business as most of our potential clients had completed their year 2000 compliance work but were postponing any new migration work until after December 31, 1999. In order to provide cash for continuing our operations we commenced the sale of common stock through a private placement. A portion ($100,000) of the expected total funds was made available in December 1999, and additional funds should be received in January 2000. Although we are offering up to $1,000,000 of stock in this private placement, it is uncertain how much additional cash we will be able to raise, and whether such amounts raised will be sufficient to fund our short-term working capital needs.

     In addition, we are aggressively pursuing new opportunities for migration services contracts as companies begin to consider new migration projects, and we expect additional revenue in January and February, 2000 from some of the migration services contracts currently under negotiation. While these actions should cause liquidity to improve somewhat, we do not expect that working capital will return in the short term to the levels seen during 1996 and 1997, when revenue from distributorships inflated historical norms.

     We continue to closely monitor our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support the operations of the Company, or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

     We believe that if we can obtain the anticipated level of new business, continue the use of short-term receivables financing, and successfully complete the private placement of the Company's securities in January 2000, we will have sufficient funds to meet our operational needs through the balance of fiscal 2000. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs.

     The Company anticipates that its capital expenditures for fiscal 2000 will be approximately $50,000 to $100,000.


RECENT  ACCOUNTING  PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board released SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which was adopted by us on October 1, 1998, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be adopted by us on July 1, 2000. We believe that these pronouncements will not have a material effect upon the financial condition or results of operations of the Company (see Note 2 of Notes to Financial Statements).


CERTAIN  BUSINESS  CONCERNS

     UNPROFITABLE  OPERATING  HISTORY  AND  LIMITED  FINANCIAL  RESOURCES

     The Company has not historically been profitable, and as of September 30, 1999, we had suffered cumulative operating losses aggregating to $10,723,000, and at September 30, 1999, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. During fiscal 2000, we intend to meet our working capital and other cash requirements with cash derived from our operations, short-term receivables, sale of common stock in a private placement, and other financing as required. In addition, we must continue to improve the efficiency of our operations to achieve and maintain positive cash flow from operations. (see "-Liquidity and Capital Resources," and Note 1 of Notes to Financial Statements). There is no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs, nor that we will be able to achieve profitability on a consistent basis.


     ADDITIONAL  FINANCING

     We may require additional funds to continue product development and marketing, and to support our working capital requirements. We may seek such additional financing through private placements of debt or equity financing, and through collaborative arrangements with others. If adequate funds are not available when required or on acceptable terms, we may be required to delay, scale back or eliminate our product development activities and sales and marketing efforts, which would adversely impact our ability to obtain new business. If this were to become necessary, it would adversely affect our business, results of operations and prospects (see "-Liquidity and Capital Resources").


     VOLATILITY  OF  COMMON  STOCK

     Our Company's stock price has been volatile since our initial public offering on the Vancouver Stock Exchange in 1994. After the registration of our stock in the United States during 1998, the stock has continued to experience significant volatility. We believe that factors such as awareness of the year 2000 problem, quarterly fluctuations in the results of operations, announcements of new products by us or our competitors, changes in revenue or earnings estimates by securities analysts, changes in accounting principles or their application and other factors may cause the market price of our stock to continue to fluctuate, perhaps substantially. In addition, stock prices of many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market and securities analysts' expectations of continued growth and the higher price/earnings ratio at which our stock may trade, any shortfall in meeting such expectations may have a rapid and significant adverse effect on the price of our stock in the future. Fluctuations in our stock may in turn adversely affect our ability to attract and retain qualified personnel, and to gain access to capital and financing if needed.


     FLUCTUATION  OF  QUARTERLY  RESULTS

     We have experienced quarterly and other fluctuations in revenues and operating results and expect these fluctuations to continue in the future. We believe that these fluctuations have been attributable to the timing, size and nature of our contracts with our customers; the performance of our distributors; the timing of the introduction of new products or services by our competitors; the decision of potential customers to perform such projects using internal resources; changes in operating expenses; personnel changes; and fluctuations in economic and financial market conditions.

     The timing, size and nature of our contracts with our customers are important factors in our operating results. Many of these contracts involve large dollar amounts, and the sales cycle is often lengthy and unpredictable. Uncertainties include customers' budgetary constraints, the timing of their budget cycles and their internal approval process. There can be no assurance that we will be successful in closing such large contracts on a timely basis or at all. As to the nature of the contracts, most of our migration contracts are for a fixed fee. Our projects for year 2000 services are generally based upon a fixed price per line of code assessed and/or renovated. Although the contracts contain provisions allowing us to charge additional fees to our customers in the event that unanticipated or 'out of scope' work must be done, we nevertheless bear the risk of cost overruns and inflation. A significant percentage of our revenue that is derived from these contracts is recognized on the percentage-of-completion method, which requires revenue to be recorded over the term of the contract. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenue. Our operating results may be adversely affected by inaccurate estimates of contract completion costs.

     Our expense levels are based, in part, on our expectations as to future revenue and are fixed, to a large extent, in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our expectations would have an immediate and material adverse effect on our business.

     Due to the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenue and operating results will not vary substantially. It is also possible that in some future period, our operating results will be below the expectations of public market analysts and investors. In either case, the price of our common stock could be materially adversely affected.

     COMPETITION

     We are not currently aware of any direct competitors that license, use or sell fully automated, near-complete migration software. While certain vendors do offer or use such software, none of the products currently available provides the near-complete and comprehensive automated conversion performed by our products. It is possible, however, that other software developers and vendors may create such software directed at our market. If this should happen, or if the costs and risks associated with an enterprise rewriting its business applications for the new technologies are otherwise significantly reduced, it is possible that significantly fewer enterprises will choose the migration alternative using our products. We do have some indirect competitors in the form of service organizations, such as the accounting and computer consulting companies which provide a combination of automated and manual conversion, and certain of these organizations have significantly greater resources, both of capital and personnel, than we do, and much greater general name recognition (see "Business: Competition" and "Business: Competitive Position").

     In the year 2000 renovation market, we are aware of various software vendors whose products currently address COBOL, one of the languages addressed by our products. We are aware of far fewer vendors who currently address any of the other major non-COBOL languages addressed by our year 2000 products. It is possible, however, that these other software vendors, many of whom have substantially more resources available to them than we do, may develop other products to compete with the non-COBOL products that we offer (see "Business:
Competition  -  Software Vendors").  Further,  we  and  our industry competitors must compete with the internal information systems departments of our potential customers for year 2000 renovation projects with those potential customers.

     There can be no assurance that our migration products and services will compete effectively with those of our current and potential competitors, nor that future competition for product sales and services will not have a material adverse effect on the business, results of operations and our financial condition (see "Business: Competition").


     DEPENDENCE  ON  A  SMALL  NUMBER  OF  CUSTOMERS

     The results of our operations are attributable to a limited number of orders, the average size of which is under $500,000. During the year ended September 30, 1999, Harris Trust (16%), our Distributors, when treated as one customer (16%), Brown Brother Harriman & Company (12%), ACS (11%) and Sapiens (11%) represented sixty-six percent (66%) of total revenues. The President and Chief Executive Officer of Gardner Solution 2000, L.L.C., is also the Chief Executive Officer of Y2K Solutions, L.P., CY2K Solutions, L.L.C. and PY2K Solutions, L.L.C. During the year ended September 30, 1998, Brown Brothers Harriman & Company (40%), Charles Schwab & Co., Inc. (12%), and our Distributors, when treated as one customer (10%) represented sixty-two percent (62%) of total revenues. During the fiscal year ended September 30, 1997, our Distributors, treated as one customer (17%), NCR Corporation (15%), Aetna Life Insurance Company (11%) and Brown Brothers Harriman & Company (10%) represented fifty-three percent (53%) of total revenues. The loss or deferral of one or more significant sale(s) or failure to collect on a significant accounts receivable from any customer could cause substantial fluctuations in our results of operations (see Notes 2 and 3 of Notes to Financial Statements). While we believe that the market for our migration services will offer the opportunity to expand the number of customers and projects in process at any given time, there can be no assurance that we will be successful in our sales efforts or that a weakening in customer demand, particularly for year 2000 services, would not have an immediate material adverse effect.


     MARKET  SIZE

      The market for our migration products may be smaller than we project, whether because companies in the marketplace elect for budgetary or other reasons not to pursue automated migration or any other form of software conversion, or because they do so at a rate that is much lower than we expect (see "Business: Market"). If this should happen, it will have a direct impact upon the rate of our growth.


     NO  ASSURANCE  OF  SUCCESS  OF  MARKETING  STRATEGY

     We have, over the years, experimented with a variety of approaches to the marketing of our products. Our current strategy for our migration products and services is based on direct marketing which has been in place for approximately six years. While present indications are that the strategy is well-adapted to the market which we have targeted, there can be no assurance that over the long term it will be successful. Successful implementation of the marketing plan requires, among other things, sales and marketing personnel with an ability to communicate clearly to potential customers our ability to complete migration projects successfully, and this requires an understanding of both the technology and the marketplace. (See "Business: Marketing and Sales Strategy").


     DEPENDENCE  ON  YEAR  2000  REVENUES

     Year 2000 services and related revenue increased from 42% in fiscal 1997 to 62% of our total revenues in fiscal 1998 and 88% of total revenues for the year ended September 30, 1999. Should the demand for our year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, our professional services fees and license revenues would be materially and adversely affected. We anticipate that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.

     We experienced a decline in revenue from our core migration services to $408,000 in 1999 from $2,695,000 in 1998. We believe that new migration services projects have been delayed by potential customers as they focus their efforts on renovating their systems for year 2000 compliance. During fiscal 2000, we believe that year 2000 projects will end and new migration services business will increase. After January 1, 2000, it is our strategy to leverage customer relationships and knowledge of customer application systems derived from our year 2000 services solutions to continue to grow our migration and other products and services offerings beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should we be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, our business, results of operations and financial condition will be materially and adversely affected.


     LIABILITY  EXPOSURE

     We market our products and services to customers for managing the renovation of mission-critical computer software systems. As noted above in "Dependence on Year 2000 Revenues", a significant portion of our business is devoted to addressing the year 2000 problem, which affects the performance and reliability of many mission-critical systems. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in our customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although we have not experienced any material product or service liability claims to date, the sale and support of our products and services may entail the risk of such claims, particularly in the year 2000 market, which could be substantial in light of the use of our products and services in mission-critical applications. We do not presently maintain insurance coverage for our products and services and a successful product or service liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.


     PRODUCT  DEVELOPMENT

     The  development  of  complex,  large-scale,  multiple environment computer software presents a difficult engineering challenge, and it is possible that we may not be able to continue to develop products responsive to market requirements on a timely or cost-effective basis, or at all. If that should happen, there is a risk that other competing products might be launched earlier and capture a significant part of the market targeted by us.


     LIMITED  EXPERIENCE  OF  MANAGEMENT  IN  THE  MANAGEMENT  OF  GROWTH

     While our present management, having been our founders, have been principally responsible for the growth of our business to date, they may not be in a position to provide the full range of skills required to manage the further growth of the Company's business, and it may be necessary to recruit competent personnel to supplement their skills and experience. While we believe that we will be able to recruit competent personnel with the required skills, competition for such personnel is intense and there can be no assurance that we will be successful in finding, attracting and retaining them. Failure to do so could have an adverse impact upon our business.

     CONTROL  BY  DIRECTORS  AND  OFFICERS

     The current directors and officers of the Company beneficially own approximately 27% of the actual Common Shares outstanding. As a result, our current directors and officers will continue to exercise control over our affairs.


     DEPENDENCE  ON  KEY  PERSONNEL

     Our progress to date has to a significant extent been dependent on the skills of certain key personnel, including Kim O. Jones and Bernadette C. Castello, the founders and principal shareholders and, respectively, the
President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of the Company. We have not entered into employment contracts with these or any other members of management or other employees. In addition, competition for highly skilled technical, management, financial, marketing and sales, and other personnel in the computer industry is intense. Loss of the services of any of our present key personnel, or an inability to attract and retain needed additional personnel could have a materially adverse effect upon us. In addition, we sometimes rely upon qualified, experienced subcontractors to support our migration services work. The inability to find and retain sufficient qualified subcontractors may adversely impact our operations.


     INTELLECTUAL  PROPERTY  PROTECTION

     While we believe that our products and technologies are adequately protected against infringement by confidentiality agreements, licensing agreements, copyright laws and the complex nature of the products and technologies themselves, there can be no assurance of effective protection. Monitoring and identifying unauthorized use of our technology may prove difficult, and the cost of, distraction, and time required for litigation may impair or completely frustrate our ability to guard adequately against such infringement.


     GENERAL  ECONOMIC  AND  MARKET  CONDITIONS

     Forecross products are designed for large organizations which typically make significant investments in their MIS departments. Expenditures by such organizations tend to vary in cycles that reflect overall economic conditions. Our business is, therefore, vulnerable to variations in economic conditions generally, or to those variations which affect the economic prospects of corporations and organizations in its target market, and which could affect the capital spending or budget cycles of prospective customers.


     EFFECT  OF  YEAR  2000  PROBLEM  UPON  COMPANY  OPERATIONS

     Forecross, like any other company, owns or uses computer software that could have been impacted by the year 2000 problem. During 1998, we began a review of the software we were using in order to identify any systems that needed to be made year 2000-compliant. This review included a survey of vendors of software and other service providers to ensure that their software and services will also be year 2000-compliant. We ensured that all such software was year 2000-compliant in advance of December 31, 1999. Based on the results of our research, we do not believe that the expense or effect of such compliance will be material to us. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations-Year 2000 Compliance".



ITEM   8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------     -----------------------------------------------

     The financial statements required by this item are set forth on pages F-1 through F-15 hereof.



ITEM   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND
---------     ------------------------------------------------------------------
              FINANCIAL  DISCLOSURE
              ---------------------

     None.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS
---------     -----------------------------------

     The directors, executive officers and key employees of the Company are as follows:


Name                         Age                           Position
---------------------------  ---  -----------------------------------------------------------
Kim O. Jones. . . . . . . .   55  Chief Executive Officer, President and Director

Bernadette C. Castello. . .   45  Senior Vice President, Chief Financial Officer and Director
Richard A. Carpenter. . . .   57  Director
Richard L. Currier, Jr. (1)   54  Director
Ronald Herbst . . . . . . .   57  Director of Customer Care
Carl H. Johnson . . . . . .   54  Director of Project Management
Charles T. Nelson . . . . .   53  Director of Software Products
Kenneth J. Paris. . . . . .   52  Senior Database Specialist
Peggy A. Payne. . . . . . .   50  Director of Migration Services

(1)  Denotes  member  of  audit  committee.

     KIM O. JONES (55) founded Forecross together with Bernadette Castello in 1982 and has been in his present position since that time. Mr. Jones is the chief architect of the Company's products. He has been active as a software industry entrepreneur and industry participant since 1971. Prior to the establishment of Forecross, Mr. Jones served from 1980 to 1982 as a Director and Vice President of Computer Systems Design, Inc., of San Francisco, California, in charge of software product development and marketing. In 1970 Mr. Jones co-founded Genasys Systems, Inc., a software and services firm based in San Francisco, California, for which he worked initially as Chief Technology Officer and, later, as President until 1980. From 1967 to 1970, he was a Vice President of Liberty National Bank of San Francisco, California, responsible for data processing. Mr. Jones was a member of the Board of Directors of the American Software Association, a division of the Information Technology Association of America.

     BERNADETTE C. CASTELLO (45) co-founded Forecross with Kim Jones in 1982 and has been in her present position since that time. Ms. Castello manages the day to day operations of the Company. From 1973 to 1977, Ms. Castello worked for KPMG Peat Marwick in New York, designing and managing the installation and use of some of the earliest automated applications in that firm. Thereafter, until 1980, she worked as an analyst in Peat Marwick's computer resources department. From 1980 to 1982, when she left to found Forecross with Mr. Jones, Ms. Castello was a Senior Consultant at Computer Systems Design, Inc. in San Francisco, developing applications for the financial and manufacturing industries.

     RICHARD A. CARPENTER (57) is the President of Carpenter Associates, a consulting firm which provides strategic planning and product marketing assistance to early stage software companies. Mr. Carpenter also serves as Chairman of the Board of two companies which he co-founded: Corex Technologies; and, Healthcourt Technologies. Prior to co-founding these companies, Mr. Carpenter had co-founded Index Systems (now CSC/Index) in 1969, and Index Technology (now part of Intersolv) in 1983 where he served as Chairman/CEO until its merger with Sage Software in 1991 to form Intersolv Software. Mr. Carpenter became a director in March 1998. Mr. Carpenter does not provide consulting services to any direct or indirect competitor of the Company.

     RICHARD L. CURRIER, JR. (54) is the Chairman of Strategic Marketing, an independent software marketing consulting firm based in Park City, Utah, which supplies strategic sales and marketing consulting services to the software industry. Mr. Currier has over 20 years of senior management experience in the software industry, including positions as Chairman of Panoramic Inc., of San Jose, California, and President of Walker Interactive Systems of San Francisco. Mr. Currier's technical background includes service as Director of Data Communications Software Development for Project Apollo of the National Aeronautics and Space Administration, and as a consultant to the Departments of Defense and Agriculture and the Executive Offices of the President of the United States. Originally engaged as a consultant to provide advice on sales and marketing strategies, Mr. Currier became a director of Forecross on October 1, 1993. He does not provide consulting services to any direct or indirect competitor of the Company.

     RONALD HERBST (57) joined the Company in December 1995 as Director of Project Management and currently serves as Director of Customer Care. From November 1993 through December 1995, Mr. Herbst was an independent software consultant providing such services as conceptual and detailed system design and implementation and system programming. From August 1993 through October 1993, Mr. Herbst was Vice President, Research and Development for Dynamic Bytes, Inc. From July 1989 through July 1993, Mr. Herbst served as Vice President, Windsor Technologies, Inc. Mr. Herbst has over twenty years of senior management experience serving the information technology industry.

     CARL H. JOHNSON  (54)  joined  the  Company  in  March  1997 as Director of
Project Management. From 1993 to 1997, Mr. Johnson was Director, General Accounts for Affiliated Computer Services, Inc. From 1988 to 1993, Mr. Johnson was Manager, Corporate Applications for Amdahl Corporation. Mr. Johnson has over twenty years of senior management experience serving the information technology industry.

     CHARLES T. NELSON (53) joined Forecross in December 1991 and has served in a variety of technical and research and development capacities. In June 1996, Mr. Nelson was named Director of Software Products. Prior to joining Forecross, Mr. Nelson had over twenty years' experience managing and supervising software and hardware technical support activities for several large corporations.

     KENNETH J. PARIS (52) Senior Database Specialist was with the Company from 1989 through March 1996, and rejoined the Company in October 1996. From March
1996 through September 1996, Mr. Paris served as an independent software consultant to various companies, including Forecross. Prior to joining Forecross in 1989, Mr. Paris spent eleven years with KPMG Peat Marwick, both as Database Administrator and as director of database research and development for the consulting department of KPMG Peat Marwick's National Technology Center. From 1985 to 1986, Mr. Paris served as Director of Product Development at Pansophic Systems, Inc. of Oak Brook, Illinois. He was also for six years a member of the database committee of the American National Standards Institute
(ANSI) which developed the SQL standard. Mr. Paris was the initial Conference Chairman and then President of the International DB2 Users Group.

     PEGGY A. PAYNE (50) joined Forecross in May 1996 as Director of Migration Services. From February 1993 through May 1996, Ms. Payne was Director of Information Management and Technology for Revo Corporation. From July 1988 to February 1993, Ms. Payne was manager, information systems for Westinghouse Security Electronics. Ms. Payne has over twenty years of technical experience and has served in various capacities for technical organizations including Association of Corporate Computing Professionals, Bay Area MAPICS Users Group, and Information Technology Executives Association.



ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------

     The following table sets forth the amount of all compensation paid by the Company during each of 1999, 1998 and 1997 to the person serving as the Company's Chief Executive Officer, and to the Company's most highly compensated executive officer, other than the Chief Executive Officer, whose compensation exceeded $100,000 during any such year (the "Named Executive Officers").


                                                               Long-Term
                                     Annual Compensation     Compensation
                                   -----------------------  ---------------
Name and Principal Position  Year    Salary(3)   Bonus        Securities      All Other
---------------------------  ---- -----------  -----------    Underlying     Compensation
                                                            Option(#)(1)(2)  ------------
                                                            ---------------

Kim O. Jones. . . . . . . .  1999  $  131,813  $      None             None          None
Chief Executive Officer . .  1998  $  185,000  $      None             None          None
                             1997     156,511       51,320             None          None

Bernadette C. Castello. . .  1999  $  131,813  $      None             None          None
Senior Vice President . . .  1998  $  185,000  $      None             None          None
                             1997     156,511       56,970             None          None

(1) The stock options granted to the named officers are fully vested. The options are exercisable at $1.43 per share and expire five years from the date of grant.
(2) There are no other long-term incentive compensation plans which require disclosure.
(3) Both Kim O. Jones and Bernadette C. Castello took a voluntary pay reduction of 5% of 1998 salary, and additionally did not take a salary for the first three months of fiscal year 1999. Salary for the last nine months of fiscal year 1999 was accrued but not paid.

     Stock Option Grants in Last Fiscal Year. There were no grants of stock options to either of the Company's Named Executive Officers during the fiscal year ended September 30, 1999.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth for each Named Executive Officer information regarding stock option exercises during the fiscal year ended September 30, 1999 as well as the fiscal year end value of unexercised options for each such person:


                                                   Number of Securities         Value of Unexercised
                                                  Underlying Unexercised      In-the-Money Options at
                                                 Options at 1999 Year End         1999 Year End
                                                --------------------------  ---------------------------
               Shares Acquired
Name             on Exercise    Value Received  Exercisable  Unexercisable  Exercisable   Unexercisable
-------------  ---------------  --------------  -----------  -------------  ------------  -------------
Kim O. Jones                 0               0      250,000              0  $          0              0
Bernadette C.
 Castello .                  0               0      250,000              0  $          0              0

DIRECTOR  COMPENSATION

     Directors  receive  no  compensation for service on the Board of Directors.

     Mr. Currier is paid a retainer of $817 per month for consulting services in connection with the Company's marketing strategy. Non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with the attendance of Board meetings. Non-employee directors are entitled to participate in the Company's 1994 Stock Option Plan. During the year ended September 30, 1999, no options were granted to non-employee directors. During the year ended September 30, 1998, Mr. Carpenter received a stock option grant for 7,500 shares at $11.50 per share. During the year ended September 30, 1997, there were no options granted to non-employee directors.



ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------     --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock as of September 30, 1999 by (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table below, and (iv) all directors and officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


Name of Owner                           Number of Shares   Percent of Class
                                       Beneficially Owned  Beneficially Owned
-------------------------------------  ------------------  ------------------
Kim O. Jones (1). . . . . . . . . . .           1,856,644               14.4%
Bernadette C. Castello (2). . . . . .           1,862,244               14.5%
Richard A. Carpenter  (3) . . . . . .              37,500                0.3%
Richard L. Currier, Jr. (4) . . . . .               5,000                0.0%
All directors and executive officers
as a group (4 persons) (5). . . . . .           3,761,388               29.2%

(1) Includes 250,000 shares subject to stock option exercisable as of September 30, 1999
(2) Includes 250,000 shares subject to stock option exercisable as of September 30, 1999
(3) Includes 7,500 shares subject to stock option exercisable as of September 30, 1999
     Mr. Carpenter's business address is 25 Marion Street, Hingham, MA 02043.
(4) Includes 5,000 shares subject to stock option exercisable as of September 30, 1999
     Mr.  Currier's business address is P.O. Box 770-369, Park City, Utah 84060.
(5) Includes 512,500 shares subject to stock option exercisable as of September 30, 1999




ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------     --------------------------------------------------

      As of September 30, 1999 the Company had the following notes receivable from/payable to its officers:

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

     In June 1999, the Company borrowed $135,000 from Bernadette C. Castello, Senior Vice President, under an unsecured promissory note due June 30, 2001. The note bears interest at 24.0% per annum.

     In July 1999, the Company  borrowed $57,000 from  Bernadette   C. Castello,
Senior Vice President, under an unsecured promissory note due July 31, 2001. The note bears interest at 24.0% per annum.

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



ITEM  15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------     ----------------------------------------------------------------

(a)          Financial  Statements

1.        Financial Statements.  The following Financial Statements of Forecross
--        --------------------
Corporation, and the Report of Independent Public Accountants are included at pages F-1 through F-15 of this Annual Report.


DESCRIPTION                                                         PAGE NO.
--------------------------------------------------------------  ----------------
Report of BDO Seidman, LLP,
  Independent Certified Public Accountants . . . . . . . . . .  F-1

Balance Sheets as of September 30, 1999 and 1998 . . . . . . .  F-2
Statements of Operations for each of the Three Years
  in the Period Ended September 30, 1999.  . . . . . . . . . .  F-3
Statements of Shareholders' Deficit for each of the
  Three Years in the Period Ended September 30, 1999 . . . . .  F-4
Statements of Cash Flows for each of the Three Years
  in the Period Ended September 30, 1999 . . . . . . . . . . .  F-5
Notes to Financial Statements. . . . . . . . . . . . . . . . .  F-6 through F-15

2.     Financial Statement Schedule.  The following financial statement schedule
--     ----------------------------
of Forecross Corporation for each of the three years in the period ended September 30, 1999 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Forecross Corporation.

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

     27.1    Financial Data Schedule, September 30, 1999



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

                         Registrant

                         FORECROSS  CORPORATION


January 13, 2000             BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer

INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT


To  the  Stockholders  and  Board  of  Directors  of  Forecross  Corporation


We have audited the accompanying balance sheets of Forecross Corporation as of September 30, 1999 and 1998, and the related statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended September 30, 1999. We have also audited the Schedule listed in the accompanying index at Item 15. These financial statements and the Schedule are the responsibility of Forecross Corporation's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecross Corporation at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has net capital deficiencies and negative working capital at September 30, 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      /s/ BDO SEIDMAN, LLP
                                          BDO SEIDMAN, LLP
                                          San Francisco, California
December  14,  1999


                                              FORECROSS CORPORATION
                                                 BALANCE SHEETS

                                                                                September 30,
                                                                            1999          1998
                                                                        ------------  ------------

 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,740   $    98,249
Accounts receivable, including unbilled receivables of $77,384 and $489,808, net of allowances of $45,000 and
$136,650, respectively (Notes 3 and 6) . . . . . . . . . . . . . . . .      375,893     1,170,117
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       45,070        49,628
                                                                        ------------  ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      423,703     1,317,994
Equipment and furniture, net (Notes 2,  4 and 5) . . . . . . . . . . .      277,532       568,235
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       68,707        67,131
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,365        42,359
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   812,307   $ 1,995,719
                                                                        ============  ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   631,479   $   224,991
Accrued compensation and related benefits (Note 11). . . . . . . . . .      682,533       235,135
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      158,090        73,301
Accrued commissions and distributors' fees (Note 4). . . . . . . . . .    1,514,650     1,228,375

Payable to factor (Note 6) . . . . . . . . . . . . . . . . . . . . . .      861,427       467,734
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .      184,828       205,975

Capital lease obligations due within one year. . . . . . . . . . . . .       23,215        20,103
Deferred revenue (Notes 2 and 4) . . . . . . . . . . . . . . . . . . .      684,652       598,193
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    4,740,874     3,053,807
Deferred revenue, less current portion (Notes 2 and 4) . . . . . . . .      980,418     1,545,417
Notes payable to officers, net (Note 4). . . . . . . . . . . . . . . .      750,176       631,392
Capital lease obligations, less current portion. . . . . . . . . . . .       19,716        41,667
                                                                        ------------  ------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    6,491,184     5,272,283
                                                                        ------------  ------------
Commitments and contingencies (Notes 2, 11 and 12)
Shareholders' deficit (Notes 8, 9 and 10):
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 12,191,944 and 11,763,612, respectively . . . . . . . . .    5,044,582     4,715,515
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (10,723,459)   (7,992,079)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .  ( 5,678,877)   (3,276,564)
                                                                        ------------  ------------
  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $   812,307   $ 1,995,719
                                                                        ============  ============

   The accompanying notes are an integral part of these financial statements.

                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                        September 30,
                                          ----------------------------------------
                                              1999         1998          1997
                                          ------------  ------------  ------------


Net revenues (Notes 2, 3 and 4):
Services and maintenance . . . . . . . .  $ 2,915,347   $ 6,623,752   $ 4,390,456
Software licenses and distributorship
 fees-related parties. . . . . . . . . .      545,004       545,000       844,582
                                          ------------  ------------  ------------
  Total net revenues . . . . . . . . . .    3,460,351     7,168,752     5,775,038
Cost of services and maintenance
including fees to related parties of
$166,000, $346,000, and $213,000,
 respectively (Notes 2 and 4). . . . . .    2,745,733     4,419,347     3,366,608
                                          ------------  ------------  ------------
Gross margin . . . . . . . . . . . . . .      714,618     2,749,405     2,408,430
                                          ------------  ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $497,000,
  $1,037,000, and $640,000, respectively
  (Note 4) . . . . . . . . . . . . . . .    1,047,300     1,838,126     1,490,479
Research and development . . . . . . . .      728,239     1,520,709     1,006,768

General and administrative . . . . . . .    1,116,528     1,413,312       887,039
                                          ------------  ------------  ------------
Total operating expenses . . . . . . . .    2,892,067     4,772,147     3,384,286
                                          ------------  ------------  ------------
Loss from operations . . . . . . . . . .   (2,177,449)   (2,022,742)     (975,856)
Interest expense, net. . . . . . . . . .     (553,131)     (305,110)      (68,855)
                                          ------------  ------------  ------------
Loss before provision for income taxes .   (2,730,580)   (2,327,852)   (1,044,711)
Provision for income taxes (Note 7). . .         (800)         (800)         (800)
                                          ------------  ------------  ------------
  Net loss . . . . . . . . . . . . . . .  $(2,731,380)  $(2,328,652)  $(1,045,511)
                                          ============  ============  ============
Net loss per share - basic and diluted  .  $    (0.23)  $     (0.20)  $     (0.09)
                                          ============  ============  ============
Shares used in computing per share data.   12,060,919    11,761,920    11,681,035
                                          ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                                            FORECROSS CORPORATION
                                     STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                 Notes Receivable
                                              Common Stock             from        Accumulated     Total
                                          Shares       Amount      Shareholders      Deficit      Deficit
                                        -----------  -----------  --------------  ------------  ------------

Balances at October 1, 1996  . . . . .  11,455,612   $3,505,240    $     (7,973)  $(4,617,916)   $(1,120,649)
Issuance of common stock for
cash, net of  stock issuance costs of
 $5,275 (Note 8) . . . . . . . . . . .     282,000    1,122,725               -             -     1,122,725
Issuance of common stock upon. . . . .      14,000       39,550               -             -        39,550
 exercise of  options (Note 10)
Payments received from
 shareholders (Note 9) . . . . . . . .           -            -           7,973             -         7,973

Net loss . . . . . . . . . . . . . . .           -            -               -    (1,045,511)   (1,045,511)
                                       -----------  -----------  --------------  ------------  ------------
Balances at September 30, 1997 . . . .  11,751,612    4,667,515               -    (5,663,427)     (995,912)

Issuance of common stock upon
 exercise of  warrants (Note 8). . . .      12,000       48,000               -             -        48,000

Net loss . . . . . . . . . . . . . . .           -            -               -    (2,328,652)   (2,328,652)
                                        -----------  -----------  --------------  ------------  ------------
Balances at September 30, 1998. . . .   11,763,612   $4,715,515    $          -   $(7,992,079)  $(3,276,564)

Issuance of common stock to warrant
 holders (Note 8). . . . . . . . . . .      10,000       11,250               -             -        11,250

Warrants extended (Note 8) . . . . . .           -       27,000               -             -
27,000

Issuance of common stock for
cash, net of  stock issuance costs of
 $22,933 (Note 8). . . . . . . . . . .     418,332      290,817               -             -        290,817

Net loss . . . . . . . . . . . . . . .           -            -               -    (2,731,380)   (2,731,380)
                                        -----------  -----------  --------------  ------------  ------------
Balances at September 30, 1999. . . .   12,191,944   $5,044,582    $          -  $(10,723,459)  $(5,678,877)

                                        ===========  ===========  ==============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                             For the Years
                                                          Ended September 30,
                                                    1999        1998        1997
                                                ------------ -----------  -----------

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(2,731,380) $(2,328,652) $(1,045,511)
Adjustments to reconcile net loss to  net cash
 provided by (used in) operating activities-
Provision for uncollectible amounts. . . . . .      (65,001)     124,952      300,000
Value of common stock issued and value
 assigned to extension of warrant term . . . .       38,250            -            -
Depreciation and amortization. . . . . . . . .      290,703      277,938      115,873
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      859,225      529,611   (2,020,177)
Other assets and accrued interest on notes
 receivable from officers. . . . . . . . . . .          594      175,191     (148,552)
Accounts payable and accrued liabilities . . .      907,785      939,270      471,082
Deferred compensation. . . . . . . . . . . . .      416,972            -     (156,834)
Deferred revenue . . . . . . . . . . . . . . .     (478,540)    (723,036)   2,713,193
                                                ------------  -----------  -----------
Net cash provided by (used in) operating
 activities. . . . . . . . . . . . . . . . . .     (761,392)  (1,004,726)     229,074
                                                ------------  -----------  -----------
Cash used in investing activities:
Purchase of equipment and furniture. . . . . .            -     (234,423)    (577,076)
Loans to officers. . . . . . . . . . . . . . .            -            -      (35,000)
Payments received on loans to officers . . . .            -            -       35,000
Loans to key employees . . . . . . . . . . . .            -            -      (62,057)
Payments received on loans to key employees. .          250          700          450
                                                ------------  -----------  -----------
  Net cash provided by (used in)
   investing activities. . . . . . . . . . . .          250     (233,723)    (638,683)
                                                ------------  -----------  -----------
Cash flows from financing activities:
Proceeds from factoring of accounts receivable    3,916,279    4,714,085      785,200
Repayment of borrowings under factoring
 arrangement . . . . . . . . . . . . . . . . .   (3,522,586)  (4,246,351)    (905,200)
Borrowings under note payable to officers . . .     192,000      575,000           -
Repayment of borrowings under notes payable
-officers. . . . . . . . . . . . . . . . . . .     (192,038)           -       (6,800)
Repayment of borrowings under capitalized leases    (18,839)     (29,279)           -
Repayment of borrowings under  notes payable .            -            -     (458,023)
Net proceeds from issuance of  common shares .      290,817       48,000    1,162,275
Payments received from shareholders. . . . . .            -            -        7,973
                                                ------------  -----------  -----------
  Net cash provided by financing activities. .      665,633    1,061,455      585,425
                                                ------------  -----------  -----------
  Net increase (decrease) in cash. . . . . . .      (95,509)    (176,994)     175,816
Cash at beginning of year. . . . . . . . . . .       98,249      275,243       99,427
                                                ------------  -----------  -----------
Cash at end of year. . . . . . . . . . . . . .  $     2,740    $  98,249   $  275,243
                                                ============  ===========  ===========


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


BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

Through September 30, 1999, the Company had sustained recurring losses from operations and, at September 30, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its services for both migration projects and year 2000 renovation projects, the creation of potential year 2000 renovation products to address additional software languages, and cost reduction actions implemented in fiscal 1998 and fiscal 1999 should improve the Company's profitability in fiscal 2000. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be, successful. Additionally the Company is highly dependent on revenues from year 2000 contracts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DEPENDENCE  ON  YEAR  2000  REVENUES:

The growth in the Company's revenues in fiscal 1998 and 1997 resulted in large part from increased demand for Assess/2000 and Complete/2000TM services and licenses as awareness of the year 2000 century date conversion problem has grown. Year 2000 services and related revenue increased from 8% in the year ended September 30, 1996 to 42% of the Company's total revenues in the year ended September 30, 1997, 62% of total revenues for the year ended September 30, 1998, and 88% of total revenues for the year ended September 30, 1999. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional services fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 1999.


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

The  Company  has  capitalized certain purchased software technology rights (see
Note 4) which can be used both in connection with its internally developed software products and in alternative standalone applications. Accordingly, these rights are included with other purchased software in fixed assets, and are being amortized over their estimated useful life of three years. Amortization of these purchased software technology rights was $50,000 and $50,000 in the years ended September 30, 1999 and 1998, respectively.

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

The Company has authorized several exclusive distributor agreements for specified areas for its Complete/2000TM automated conversion software products and related services and methodologies. Under the agreements, the distributor retains exclusive rights for the territory for a specified period. In addition, the Company licenses the rights to use its Assess/2000 software, which as of September 30, 1999, had been sold primarily to the exclusive distributors above. Once collectibility of the distributor and license fees is reasonably assured, and if there are no significant post-delivery obligations, the Company recognizes the fees associated with the exclusivity and the software license ratably over the contractual term (including renewals), generally five years, commencing with the date of the respective signing of the agreements. Costs associated with the licenses for Assess/2000 have been included in research and development expense as such costs did not qualify for capitalization. Costs associated with the marketing and negotiation of distributor customer proposals and/or sales contracts have been included in sales and marketing expense.

Revenues   for  technical  and  sales  training,  maintenance  and  support  are recognized  ratably  over  the  term  of  the  support  period.

RESEARCH  AND  DEVELOPMENT  EXPENSE:

Research and development costs are expensed as incurred. In prior years, certain research and development projects have been funded in part by customers. In such cases, the Company retains ownership of the resulting products, which are developed for resale to multiple customers; both the initial and subsequent customers acquire licenses to use the developed products. During the three years ended September 30, 1999, there were no such customer funded research and development projects.

WARRANTY  EXPENSE:

The Company provides a reserve for warranty costs based upon its estimate of such related costs and expenses. The reserve is accrued ratably as revenues are earned. The accrued warranty reserve is amortized over the related warranty period for the respective contract, typically a period of three to six months for application migration projects, and six months for year 2000 projects. Amortization for year 2000 projects will commence January 1, 2000.

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

Securities outstanding at September 30, 1999, the future potential dilutive effect of which would be dependent upon the exercise price of the securities and the market price of the Company's common stock at that time, include warrants to purchase 300,000 shares of common stock and options to purchase 670,300 shares of common stock. See Note 8 "Common Stock" and Note 10 "Stock Option Plan" for details on these securities.

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

FINANCIAL  INSTRUMENTS:

At September 30, 1999 and 1998, the Company's financial instruments consist of cash, and accounts and notes receivable. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of notes receivable substantially approximate fair value based upon current market interest rates, the short-term maturity of certain of the notes and relative amounts owed. The fair value of the Company's notes payable to officers cannot be currently determined, as similar borrowing sources and terms are unavailable. The carrying value of capitalized leases approximates fair value at September 30, 1999, since the leases were entered into during fiscal 1998 at rates which approximate the rates at September 30, 1999.

RECLASSIFICATIONS:

Certain prior-year amounts have been reclassified to conform to current year presentation.

OTHER  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS:

During 1997, the Financial Accounting Standards Board (FASB)released SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130, established standards for reporting and display of comprehensive income and its components in an entity's financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, it had no impact on the financial condition or results of operation of the Company upon adoption as of October 1, 1998.

In 1997,  the  American  Institute  of  Certified  Public  Accountants  released
Statement of Position (SOP) 97-2, which provides revised guidance for recognizing revenue on certain software transactions. There was no significant effect upon adoption as of October 1, 1998.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprises. SFAS No. 131 established standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also established standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates under one business segment and accordingly, there was no significant effect upon adoption as of October 1, 1998.

In October 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, revised employers' disclosures about pensions and other postretirement benefits. It did not change the measurement of recognition of those plans, and, accordingly, had no effect on results of operations and financial position upon adoption by the Company as of October 1, 1998.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 2000 to affect it financial statements.


3.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Four customers accounted for approximately 30%, 18%, 16% and 13% of the accounts receivable balance at September 30, 1999, and four customers accounted for approximately 30%, 17%, 14% and 12% of the accounts receivable balance at September 30, 1998. Additionally, five customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for approximately 16%, 16%, 12%, 11% and 11% of total revenues for the fiscal year ended September 30, 1999. Three customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for approximately 40%, 12% and 10% of total revenues for the fiscal year ended September 30, 1998. Four customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for 17%, 15%, 11% and 10% of total revenues for the fiscal year ended September 30, 1997. Net revenues from Canadian and European customers were as follows:


                                              Years Ended
                                             September 30,
                                         -------------------
                                          1999   1998   1997
                                         -----  -----  -----
Canada    . . . . . . . . . . . . . . . .  2%     2%     9%
Europe    . . . . . . . . . . . . . . . .  0%     1%     1%


4.   RELATED PARTY TRANSACTIONS:

The Company has certain transactions with related parties in the ordinary course of business as set forth below.

Notes  receivable  and  payable:
-------------------------------

Notes  receivable  and  payable  from  officers  consist  of  the  following:


                                                                   September 30,
                                                                 --------  ---------
                                                                  1999      1998
                                                                 --------  ---------
10% Uncollateralized notes receivable from president, due
 December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .  $       -  $      -
5.7 to 10% Uncollateralized notes receivable from Senior Vice
President,   due in varying amounts through September 30, 1999    37,013     37,013
Accrued interest receivable. . . . . . . . . . . . . . . . . .     4,264      2,132
                                                                ---------  ---------
  Total receivable from officers . . . . . . . . . . . . . . .    41,277     39,145
                                                                ---------  ---------
24% Uncollateralized notes payable to president, due
 December 30, 1999 . . . . . . . . . . . . . . . . . . . . . .  (262,536)  (350,000)
24% Uncollateralized notes payable to senior vice president, due February 28, 2000 . . . . . . . . . . . . . . . . . . . .  (120,426)  (225,000)
24% Uncollateralized notes payable to senior vice president,
 due June 30, 2001 . . . . . . . . . . . . . . . . . . . .      (135,000)         -
24% Uncollateralized notes payable to senior vice president,
 due July 31, 2001 . . . . . . . . . . . . . . . . . . . .      ( 57,000)         -
Accrued interest payable . . . . . . . . . . . . . . . . . . .  (216,491)  ( 95,537)
                                                                ---------  ---------
  Total payable to officers (1). . . . . . . . . . . . . . . .  (791,453)  (670,537)
                                                                ---------  ---------
Notes Payable to officers, net . . . . . . . . . . . . . . . .  (750,176)  (631,392)
                                                                =========  =========

1. All net notes payable to offices have been classified as long-term, as the noteholders have committed to extend them to at least October 1, 2000.


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

The licensing and distributorship fees received from the Distributors, totaling $3,125,000 and $200,000 in 1997 and 1996, respectively, have generally been deferred and recognized over a five year period commencing with the signing of the respective agreements. Of these amounts, approximately $1,410,000 and

$1,955,000 is deferred at September 30, 1999, and September 30, 1998, respectively. Additional fees of approximately $672,000 for training programs, annual software maintenance, and customer support were received in 1997; of this amount, approximately $135,000 and $155,000 is deferred at September 30, 1999 and September 30, 1998, respectively. The year 2000 project fee expense related to the distributor contracts, included in cost of revenues in the accompanying statements of operations, was approximately $166,000, $346,000, and $213,000 for the years ended September 30, 1999, 1998 and 1997, respectively. The year 2000 expenses related to the distributor contracts, included in sales and marketing expenses, were approximately $497,000, $1,037,000, and $640,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

Purchased  Software:
-------------------

During the year ended September 30, 1997, the Company commissioned and purchased a $150,000 data analysis module for use with its year 2000 software products. The software developer is an entity owned in part by the senior vice president of the Company, another employee of the Company, and another shareholder.


5.   EQUIPMENT AND FURNITURE:

Equipment  and  furniture  is  comprised  of  the  following:



                                                September 30,
                                           ----------------------
                                              1999        1998
                                           ----------  ----------
Computer equipment and software . . . . .  $ 852,137   $ 852,137
Furniture and equipment . . . . . . . . .    310,890     310,890
Leasehold improvements  . . . . . . . . .     77,117      77,117
                                           ----------  ----------
                                           1,240,144   1,240,144
Accumulated depreciation and amortization   (962,612)   (671,909)
                                           ----------  ----------
                                           $ 277,532   $ 568,235
                                           ==========  ==========


6.   PAYABLE TO FACTOR:

In October 1995, the Company entered into a recourse factoring agreement with a financial organization whereby the Company is able to obtain financing of up to 80% of purchased trade accounts receivable, with a maximum available limit of $1,250,000. In addition to an administrative fee of 1% of each invoice financed, the Company will incur interest at the rate of 2% per month on the outstanding gross amount of the receivables financed. The Company's obligations under this agreement have been personally guaranteed by the president and senior vice president of the Company, who are significant shareholders of the Company. At September 30, 1999 the Company's outstanding indebtedness under the agreement was $861,000. At September 30, 1998 the Company's outstanding indebtedness under the agreement was $468,000. The agreement may be terminated by either the factor or the Company at any time.

7.   INCOME TAXES:

The  components  of  the  provision  for income taxes are summarized as follows:


                                               Years Ended
                                              September 30,
                                          ----------------------
                                           1999    1998    1997
                                          -----  ------  -------

Current:
State. . . . . . . . . . .  . . . . . . . $ 800  $  800  $   800

Foreign. . . . . . . . . .  . . . . . . .     -       -        -
                                          -----  ------  -------
Total provision for income
 taxes . . . . . . . . . .  . . . . . . . $ 800  $  800  $   800
                                          =====  ======  =======

The effective income tax rate differs from the statutory federal income tax rate primarily due to the full valuation allowance against the Company's deferred tax assets arising from its net operating losses.

Significant components of the Company's net deferred tax balances are as follows:



                                                        September 30,
                                                --------------------------
                                                    1999         1998
                                                ------------  ------------
Deferred tax assets (liabilities):
Accrual vs. cash basis adjustment  . . . . . .  $   141,000   $   189,000
Deferred revenues  . . . . . . . . . . . . . .      713,000       925,000
Deferred compensation  . . . . . . . . . . . .      153,000             -
Net operating loss carryforwards . . . . . . .    2,537,000     1,793,000
State taxes and other .  . . . . . . . . . . .       39,000       (25,000)
                                                ------------  ------------
  Total deferred tax assets. . . . . . . . . .    3,583,000     2,882,000
Valuation allowance. . . . . . . . . . . . . .   (3,583,000)   (2,882,000)
                                                ------------  ------------
  Net deferred tax assets. . . . . . . . . . .  $         -   $         -
                                                ============  ============


Effective September 30, 1999, the Company changed from the cash basis method to the accrual method for income tax purposes. Certain amounts will be amortized into income over a four year period. Since the Company could not determine it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance has been provided to eliminate the deferred tax assets at September 30, 1999 and 1998. The increase (decrease) in the valuation allowance was $701,000, ($778,000) and ($552,000) in the years ended September 30, 1999, 1998 and 1997, respectively.

At September 30, 1999, the Company has net operating loss carryforwards for federal and California state income tax purposes of approximately $6,618,000 and $3,239,000, respectively. These carryforwards expire in varying amounts through 2013. Pursuant to the provisions of the Tax Reform Act of 1986, utilization of these net operating loss carryforwards may be subject to an annual limitation due to any greater than 50% change in the ownership of the Company within a three-year period.

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

In December 1998, the Company extended the expiration date of 270,000 warrants, scheduled to expire in December 1998, to a new expiration date of December 31, 1999. The value assigned to the warrant extension was $0.10 per warrant. Also, in exchange for the surrender of certain demand registration rights which were held by the same warrant holders, the company issued 10,000 shares of common stock. The market value of those shares at December 31, 1998 was $1.125 per share.

In January 1999, the Company sold in a private placement 418,332 shares of common stock at $0.75 per share, resulting in gross proceeds of $313,750. In connection with the private placement, the Company issued to the placement agent, in lieu of cash, warrants to purchase 30,000 shares of common stock at $0.75 per share, which warrants expire in five years.

9.   RESTRICTED STOCK PURCHASE PLAN:

In June 1993, the Board of Directors approved the 1993 Restricted Stock Purchase Plan (the "Plan"). The Plan allows employees and consultants to purchase shares of the Company's common stock at a price not less than the fair value. The maximum aggregate number of shares which may be sold under the Plan is 1,000,000 shares of common stock. During the year ended September 30, 1994, 50,000 shares were sold under the Plan. No shares were sold under the Plan in 1999, 1998, 1997, 1996, or 1995.

Shares purchased under the Plan are subject to a right of repurchase by the Company at the original purchase price upon the termination of the purchaser's employment or consulting relationship with the Company. Except for the initial stock purchases in 1993, for which the vesting commenced on June 25, 1992, the right to repurchase generally lapses at the rate of one-third (1/3) after one year from the date of purchase, and one-thirty-sixth (1/36) of the original number of shares purchased per month thereafter. At September 30, 1999 and 1998, no shares are subject to the Company's repurchase option under this provision. No shares were repurchased during the years ended September 30, 1999, 1998, 1997 or 1996.
 .

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

Stock  option  activity  under  the  Plan  is  as  follows:


                                                                    OPTIONS OUTSTANDING
                                     SHARES    --------------------------------------------------------------
                                   AVAILABLE                                      AGGREGATE    WEIGHTED AVG.
                                   FOR GRANT   NO. OF SHARES   PRICE PER SHARE      PRICE     EXERCISE PRICE
                                   ----------  --------------  ----------------  -----------  ------------
Balance, October 1, 1996. . . . .    356,500         594,000     $    1.43-4.75   1,072,125     1.80
Granted during 1997 . . . . . . .   (131,800)        131,800         9.70-19.00   1,809,010    13.73
Exercised during 1997 . . . . . .          -         (14,000)         2.00-9.70     (39,550)    2.83
Canceled during 1997. . . . . . .      8,500          (8,500)         2.00-4.75     (33,500)    3.94
                                   ----------  --------------  ----------------  -----------  -----------
Balance, September 30, 1997 . . .    233,200         703,300         1.43-19.00   2,808,085     3.99
Granted or repriced during 1998. .  (164,800)        164,800         8.02-11.50   1,663,996    10.10
Canceled during 1998. . . . . . .    144,300        (144,300)        4.75-19.00  (1,915,710)   13.28
                                   ----------  --------------  ----------------  -----------  ------------
Balance, September 30, 1998 . . .    212,700         723,800   $     1.43-11.50  $2,556,371     3.53
Canceled during 1999 . . . . . .      53,500        ( 53,500)        4.75-11.50  (  516,180)    9.65
                                   ----------  --------------  ----------------  -----------  ------------
Balance, September 30, 1999 . . .    266,200         670,300   $     1.43-11.50  $2,040,191   $ 3.04
                                   ==========  ==============  ================  ===========  ============


The following table summarizes information with respect to stock options outstanding at September 30, 1999


                              OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------------------  -------------------------------------
RANGE OF          NUMBER OUTSTANDING   WEIGHTED AVG. REMAINING    WEIGHTED AVG.    NUMBER EXERCISABLE    WEIGHTED AVG.
EXERCISE PRICE   AT SEPTEMBER 30, 1999  CONTRACTUAL LIFE (YEARS)  EXERCISE PRICE   AT SEPTEMBER 30, 1999  EXERCISE PRICE
===============  ====================  ========================  ===============  ====================  ===============
1.43-$2.00 . .                517,500                      1.40  $          1.45               517,500  $          1.45
4.75. . . . . .                51,000                      2.17             4.75                51,000             4.75
8.02-11.50 . .                101,800                      3.27            10.29                99,161            10.26
---------------  --------------------  ------------------------  ---------------  --------------------  ---------------
1.43-11.50 . .                670,300                      1.75  $          3.04               667,661  $          3.01
===============  ====================  ========================  ===============  ====================  ===============

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


                                                           Years Ended
                                                          September 30,
                                                   ---------------------------------------
                                                       1999          1998         1997
                                                   ------------  ------------  -----------
Net loss . . . . . . . . . . . . . .  As reported  $(2,731,380)  $(2,328,652)  $(1,045,511)
                                      Pro forma    $(2,771,871)  $(2,893,374)  $(2,043,097)

Net loss per share-basic and diluted  As reported  $     (0.23)  $     (0.20)  $     (0.09)
                                      Pro forma    $     (0.23)  $     (0.25)  $     (0.18)


The fair value of the Company's stock option grants is amortized over the vesting period. The average fair values of options granted during the years ended September 30, 1998 and 1997, (including repriced options) were $2.35 and $10.09 respectively. There were no stock options granted in the year ended September 30, 1999. The fair value was estimated as of the date of grant using a modified Black-Scholes option pricing method based upon the following weighted average assumptions for 1998 and 1997:


                                       Years Ended
                                      September 30,
                                     ----------------
                                      1998    1997

                                      -----   -----
Expected life (years). . . . . .      2.1     2.5
Expected volatility. . . . . . .      116%    125%
Risk free interest rate. . . . .      5.60%   6.22%

11.  PROFIT SHARING AND RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering substantially all employees, and matches employee salary deferrals up to a maximum of 4% of the participant's eligible compensation. The Company's cost of the 401(k) profit sharing plan was $71,682, $73,499, and $66,670 in the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

The Company also has a Money Purchase Pension Plan (Pension Plan). The Company was required to contribute 10% of total participant compensation through December 1992 and 6% of total participant compensation from January 1, 1993 through December 31, 1994. Effective January 1, 1995, contributions to the Pension Plan were discontinued as the Company now contributes to the 401K Plan as described above. There were no contributions to this Plan during 1999, 1998 1997 or 1996. The Company's cost of the Pension Plan was $12,736 in the fiscal year ended September 30, 1995.



12.  LEASE COMMITMENTS:

The Company leases office space and equipment under operating leases. Rent expense under operating leases was $302,495, $354,684, $184,344, in the fiscal years ended September 30, 1999, 1998 and 1997, respectively. As of September 30, 1999, future minimum lease payments under operating leases are as follow:


Years Ending September 30,
--------------------------
2000 . . . . . . . . . . .    $315,000
2001 . . . . . . . . . . .     313,000
2002 . . . . . . . . . . .      95,000
                            ----------
                            $  723,000
                            ==========

Minimum payments to be received by Forecross for the sublease of office space are $68,750, $68,750 and $17,190 for the years ended September 30, 2000, 2001 and
2002 respectively.



13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                         Years Ended
                                        September 30,
                                  -------------------------
                                     1999     1998     1997
                                 --------  --------  --------
Interest paid . . . . . . . . .  $260,410  $220,053  $290,648


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:


                                                              Years Ended
                                                             September 30,
                                                        --------  --------  --------
                                                         1999     1998      1997
                                                        --------  --------  --------


Outstanding travel advances converted to a note
  receivable from the Senior Vice President. . . . . .  $      -  $      -  $37,013
Writeoff of accounts receivable against accrued
  distributors' fees related thereto . . . . . . . . .         -   288,302        -
Acquisition of equipment and furniture through
  capital lease . . . . . . . . . . .  . . . . . . . .         -    70,946        -
Accrued interest on notes payable to officers. . . . .   120,954    90,405        -


                                        FORECROSS CORPORATION
                                  VALUATION AND QUALIFYING ACCOUNTS




                                                     Additions -
                                                ---------------------
                                   Balance,      Charges to Revenues       Deductions-      Balance,
                                 Beginning of       or Costs and           Write-offs        End of
                                 -------------                                              ---------
                                    Period          Expenses (1)       Charged to Reserve    Period
                                 -------------  ---------------------  -------------------  ---------
ALLOWANCES  AGAINST  RECEIVABLES:
--------------------------------


Year Ended September 30,

1999. . . . . . . . . . . . . .  $     136,650  $           ( 65,001)  $          26,649    $  45,000

1998. . . . . . . . . . . . . .        300,340               124,952             288,642      136,650

1997. . . . . . . . . . . . . .            340               300,000                   -      300,340

DEFERRED TAX ASSET VALUATION ALLOWANCES:
---------------------------------------

Year Ended September 30,

1999. . . . . . . . . . . . .    $   2,882,000  $                  -   $  ( 701,000)*       $3,583,000

1998. . . . . . . . . . . . .        2,104,000                     -      ( 778,000)*        2,880,000

1997 . . . . . . . . . . . . . .     1,552,000                     -       (552,000)*        2,104,000

* offset by change in deferred tax asset


(1) Certain allowances related to contract estimations for amounts of revenue recognized on percentage-of-completion basis are charged directly to revenues