Form 10-Q
period 1999-12-31
FORECROSS CORP
filed 2000-02-22
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1999

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



     Shares outstanding of the Registrant's common stock:
     Class                                   Outstanding at December 31, 1999
Common Stock, no par value                            12,691,944

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets December 31, 1999 (unaudited) and September 30, 1999

     Statements of Operations (unaudited) for the three months ended December 31, 1999 and 1998

     Statements of Cash Flows (unaudited) for the three months ended December 31, 1999 and 1998

     Notes to Unaudited Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II.  OTHER  INFORMATION

  Item  1.  Legal Proceedings

  Item  2.  Recent Sales of Unregistered Securities

  Item  3.  Defaults Upon Senior Securities

  Item  4.  Submission of Matters to a Vote of Security Holders

  Item  5.  Other Information

  Item  6.  Exhibits and Reports on Form 8-K

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION



                                     FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           Dec.31,     Sept. 30,
                                                                            1999          1999
                                                                        ------------  -----------

                                                                        (Unaudited)     (Audited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    13,019   $     2,740
Accounts receivable, including unbilled receivables of $74,285
and $77,384, net of allowance of $45,000 and $45,000, respectively . .      411,940       375,893
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       27,655        45,070
                                                                        ------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      452,614       423,703

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      211,535       277,532
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       69,642        68,707
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,365        42,365
                                                                        ------------  -----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   776,156   $   812,307
                                                                        ============  ===========

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   691,644   $   631,479
Accrued compensation and related benefits  . . . . . . . . . . . . . .      834,679       682,533
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      164,950       158,090
Accrued commissions and distributors' fees . . . . . . . . . . . . . .    1,731,571     1,514,650
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      442,943       861,427
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .      198,233       184,828
Capital lease obligations due within one year. . . . . . . . . . . . .       24,067        23,215
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      692,087       684,652
                                                                        ------------  -----------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    4,780,174     4,740,874

Deferred revenue, less current portion . . . . . . . . . . . . . . . .      839,166       980,418
Notes payable to officers, net   . . . . . . . . . . . . . . . . . . .      756,561       750,176
Capital lease obligations, less current portion. . . . . . . . . . . .       13,718        19,716
                                                                        ------------  -----------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    6,389,619     6,491,184
                                                                        ------------  -----------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 12,691,944 and 12,191,944, respectively . . . . . . . . .    5,144,582     5,044,582
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (10,758,045)  (10,723,459)
                                                                        ------------  -----------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (5,613,463)   (5,678,877)
                                                                        ------------  -----------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $   776,156   $   812,307
                                                                        ============ ============


                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended
                                                  December 31,
                                          --------------------------
                                              1999          1998
                                          ------------  ------------
                                          (Unaudited)   (Unaudited)

Net revenue:
Services and maintenance . . . . . . . .  $ 1,280,654   $   623,665
Software licenses and distributorship
  fees-related parties . . . . . . . . .      136,251       136,250
                                          ------------  ------------
  Total net revenue . . . . . . . . . .     1,416,905       759,915
Cost of services and maintenance
  including fees to related parties of
  $41,000,and $31,000  . . . . . . . . .      552,052       642,606
                                          ------------  ------------
Gross margin . . . . . . . . . . . . . .      864,853       117,309
                                          ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $123,000 and
  $107,000 . . . . . . . . . . . . . . .      276,725       224,860
Research and development . . . . . . . .      198,391       218,038
General and administrative . . . . . . .      282,469       309,534
                                          ------------  ------------
Total operating expenses . . . . . . . .      757,585       752,432
                                          ------------  ------------
Income (loss) from operations  . . . . .      107,268      (635,123)
Interest expense, net. . . . . . . . . .     (141,854)     (133,988)
                                          ------------  ------------
Income (loss) before provision for
  income taxes . . . . . . . . . . . . .      (34,586)     (769,111)
Provision for income taxes . . . . . . .            -             -
                                          ------------  ------------
  Net income (loss). . . . . . . . . . .  $   (34,586)  $  (769,111)
                                          ============  ============
Net income (loss) per share - basic
  and diluted  . . . . . . . . . . . . .   $    (0.00)  $     (0.07)
                                          ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   12,316,944    11,766,112
                                          ============  ============

                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended December 31,
                                                    1999        1998
                                                ------------ ------------
                                                (Unaudited)  (Unaudited)
Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $   (34,586) $  (769,111)
Adjustments to reconcile net loss to  net cash
  provided by (used in) operating activities-
Value of common stock issued and value
  assigned to extension of warrant term. . . .            -       38,250
Depreciation and amortization. . . . . . . . .       65,997       75,993
Deferred Compensation. . . . . . . . . . . . .      118,631            -
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      (36,047)     459,636
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       16,480       (1,394)
Accounts payable and accrued liabilities . . .      364,422       25,697
Deferred revenue . . . . . . . . . . . . . . .     (133,817)     (23,567)
                                                ------------   ----------
Net cash provided by (used in)operating
activities . . . . . . . . . . . . . . . . . .      361,080     (194,496)
                                                ------------   ----------

Cash flows from investing activities:
  Payments received on loans to key employees             -          150
                                                ------------   ----------

Cash flows from financing activities:
Proceeds from factoring of accounts receivable      643,925    1,090,336
Repayment of borrowings under factoring
  arrangement . . . . . . . . . . . . . . . . .  (1,062,409)    (879,379)
Repayment of borrowings under  notes payable
  -officers. . . . . . . . . . . . . . . . . .      (27,171)     (67,420)
Proceeds from capital lease obligations. . . .            -            -
Repayment of borrowings under capitalized leases     (5,146)      (5,196)
Net proceeds from issuance of  common shares .      100,000            -
                                                ------------   ----------
  Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . .     (350,801)     138,341
                                                ------------   ----------
  Net increase (decrease) in cash. . . . . . .       10,279      (56,005)
Cash at beginning of period. . . . . . . . . .        2,740       98,249
                                                ------------   ----------
Cash at end of period  . . . . . . . . . . . .  $    13,019    $  42,244
                                                ============   ==========


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $    79,427    $  30,712
                                                ============   ==========

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers   $    34,088    $  31,292
                                                ============   ==========

Value of common stock issued and assigned to
  extension of warrant term in exchange for
  surrender of certain demand registration
  rights and certain other consideration        $         -    $  38,250
                                                ============   ==========

                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements of Forecross Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended September 30, 1999. The interim financial information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The interim financial statements should be read in connection with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.


2. BASIS OF PRESENTATION AND GOING CONCERN:

Through December 31, 1999, the Company had sustained recurring losses from operations and, at December 31, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During the remainder of fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, private placement of stock and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its migration services, the creation and marketing of new products which utilize technology developed for year 2000 renovation, continued cost control, and the early signs of renewed customer interest in migration projects should improve the Company's profitability in fiscal 2000. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEPENDENCE ON YEAR 2000 REVENUE:

The Company's revenue in fiscal 1999 and 1998 and the first quarter of fiscal 2000 resulted in large part from demand for Assess/2000 and Complete/2000TM services and licenses. Year 2000 services and related revenue were 85% of total revenue in the three months ended December 31, 1999 as compared to 91% in the three months ended December 31, 1998. It is unlikely, however, that there will be any material revenue generated from year 2000 contracts after December 31, 1999.

The Company has experienced a decline in its core migration services business. The Company considers this a temporary development resulting from the pressure placed on many of its prospective customers to address their year 2000 problem to the exclusion of most or all other non-mission-critical projects. Nonetheless, it is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to continue to grow its migration and other products and services beyond the year 2000 market. While the Company has observed some early indication of some renewed customer interest in migration projects, there can be no assurance that the Company will be successful in obtaining such projects or that the Company's strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market ends, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

The Company markets its products and services to customers for managing the maintenance and redevelopment of mission-critical computer software systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any material product or service liability claims to date, the sale and support of its products and services may entail the risk of such claims, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.


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

4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Three customers accounted for approximately 46%, 17% and 13% of the accounts receivable balance at December 31, 1999, and four customers accounted for approximately 30%, 18%, 16% and 13% at September 30, 1999. Additionally, four customers, including revenue from the Company's Distributors treated as resulting from one customer, accounted for approximately 35%, 23%, 11% and 10% of total revenue for the three months ended December 31, 1999. Four customers accounted for approximately 30%, 19%, 19% and 15% of total revenue for the three months December 31, 1998. During the first quarter of fiscal year 2000, 23% of total revenue came from services to a firm located in Canada.


5.  COMMON STOCK:

In January 2000, the Company completed a private placement of 1,175,000 shares of common stock at $0.20 per share, resulting in gross proceeds of $235,000. As part of that placement, the Company sold 500,000 shares of common stock and received $100,000 in gross proceeds in December 1999. While we anticipate conducting an additional private placement of stock before April, 2000, it is uncertain how much additional cash we will be able to raise, and whether such amounts raised will be sufficient to fund our short-term working capital needs.


6.  SUBSEQUENT EVENT:

On January 24, 2000, Forecross announced the signing of a contract with a large educational institution located in the western United States, for the migration of certain of its computer applications. The aggregate value of the contract was $2,000,000.


  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  -------       -------------------------------------------------

The following summary of our material activities for the three months ended December 31, 1999 and 1998 is qualified by, and should be read in conjunction with the financial statements and related notes and other information contained in this report. The financial results reported herein do not indicate the financial results that we may achieve in any future period.

Other than the historical facts contained herein, this Quarterly Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. For a discussion of such risks and uncertainties see our Annual Report on Form 10K for the fiscal year ended September 30, 1999.

RESULTS  OF  OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED
                               DECEMBER 31, 1998

Revenue for the three months ended December 31, 1999 was $1,417,000 as compared to $760,000 in the same period of 1998, an increase of 86%. This increase in revenue for the period reflects the completion of all outstanding year 2000 contracts prior to December 31, 1999, including one higher margin year 2000 renovation project, valued at over $500,000. Year 2000 services revenue was $1,042,000 for the first quarter of fiscal 2000 as compared to $551,000 in the corresponding 1999 quarter. Backlog was $282,000 at December 31, 1999, as compared to $1,172,000 at September 30, 1999 and $242,000 at December 31, 1998.

The reduction in backlog since September 30, 1999 reflects the end of year 2000 work, and the continued postponement of migration projects by many potential clients. Backlog comparisons in upcoming quarters will likely reflect a substantial increase because migration contracts generally tend to be both larger in value and longer in duration than year 2000 contracts. The average application migration project takes from six to eighteen months to complete, whereas the average year 2000 project was completed in ten weeks or less. Therefore, revenue associated with year 2000 projects was often booked, recognized and completed without appearing in the quarterly or annual backlog amount.

Gross margin was $865,000 and $117,000 for the three months ended December 31, 1999 and 1998, respectively. Gross margin percentages were 61% and 15% for the these periods. Revenue from our year 2000 products and services did not reach the level anticipated by us or by the industry in general. During the months prior to and including the December 1998 quarter, we had added and maintained significant resources, in terms of both personnel and facilities, to address the anticipated year 2000 business. However, the lower-than-anticipated level of revenue adversely affected gross margins in 1998. Cost reduction efforts that we implemented during the three months ended December 31, 1998 to correct this situation have been extended through the following twelve months. Such reductions included reduction in pay for certain members of management, not replacing certain staff members upon their departures, and laying off certain staff members who were hired in anticipation of substantially more year 2000 business than actually occurred. Accordingly, excess idle capacity costs incurred in the 1998 quarter were significantly mitigated in the corresponding 1999 quarter. In addition, gross profit results were improved by the higher margin renovation project referred to above.

Sales and marketing expenses were $277,000 in the three months ended December 31, 1999 as compared to $225,000 in the same period of 1998. Distributor fees were $123,000 in 1999 quarter as compared to $107,000 in the corresponding 1998 quarter.

Research and development expenses decreased to $198,000 at December 31, 1999 from $218,000 in the corresponding quarter of 1998. Development efforts in the 1999 quarter generally related to enhancements to our migration products, while work performed in the quarter ending December 31, 1998 related to upgrades to our year 2000 analysis and renovation tools.

General and administrative expenses were $282,000 and $310,000, in the three months ended December 31, 1999 and 1998, respectively. Legal and accounting fees were reduced approximately $20,000 in the 1999 quarter as compared to the same quarter of 1998.

Net interest expense was $142,000 for the three months ended December 31, 1999 as compared to $134,000 in the 1998 quarter, reflecting the increased use in 1999 of short-term receivables financing, loans from our senior officers, and extended payment terms from our distributors to meet our working capital needs.


The overall net loss for the three months ended December 31, 1999 was $35,000 or $0.00 per share compared with a loss of $769,000 or $0.07 per share for the three months ended December 31, 1998 (based on the weighted average number of shares outstanding during the respective periods).

LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 1999, we have sustained recurring losses from operations and, at December 31, 1999, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 2 of Notes to Financial Statements.

For the three months ended December 31, 1999, operations were funded through cash derived from short-term receivables financing, funds received as part of the sale of stock in private transactions, and an increase in accounts payables and accruals. Also during the quarter we completed the remaining work on all outstanding year 2000 contracts, and collected payment on most of the year 2000 receivables. With the passing of the January 1, 2000 deadline, we do not anticipate having year 2000 contracts as a material source of future revenue or working capital.

We need additional financing in order to meet our working capital requirements. In order to provide cash for continuing our operations we completed the sale of common stock through a private placement. A portion ($100,000) of funds was made available in December 1999, and the remaining $135,000 was received in January 2000. While we anticipate conducting an additional private placement of stock before the end of April, 2000, it is uncertain how much additional cash we will be able to raise, and whether such amounts raised will be sufficient to fund our short-term working capital needs. If we are unable to raise funds through a private placement we will be required to seek additional financing, which may not be available on commercially favorable terms or at all.


We continue to use a factoring agreement with a financial organization that allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At December 31, 1999, $443,000 was outstanding under the agreement and at September 30, 1999, $861,000 was outstanding. The agreement, established in October 1995, may be terminated by either the factor or us at any time.

We are aggressively pursuing new opportunities for migration services contracts as companies begin to consider new migration projects, and we expect additional revenue in the second quarter of fiscal 2000 from some of the migration contracts currently under negotiation. We continue to closely monitor our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support our operations or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

We believe that if we can obtain the anticipated level of new business, continue the use of short-term receivables financing, and successfully complete the private placement of the Company's securities in the second quarter of the fiscal year, we will have sufficient funds to meet our needs through the balance of fiscal 2000. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs.

We  anticipate  that   our   capital  expenditures  for  fiscal  2000  will   be
between $50,000 and $100,000.

YEAR 2000 COMPLIANCE

In the months preceding December 31, 1999, we conducted a project to identify all computer hardware and software, other significant equipment, and services on which we rely that may have been be impacted by the year 2000 problem. Based on the results of this project, and the fact that the calendar has already moved past January 1, 2000, we believe that the hardware, software, equipment and services on which we rely are year-2000 compliant. We continue to monitor this issue to ensure that no date-related issues arise due to end-of-month or end-of-quarter.

                           PART II-OTHER INFORMATION

  Item  1.  Legal Proceedings
                None.

  Item  2. Recent Sales of Unregistered Securities
                In  December  1999,  Forecross  issued an  aggregate  of 500,000 shares of common stock, no par value per share, in a private placement completed in January 2000. The shares were issued at a purchase price of $.20 per share for gross proceeds of $100,000 in cash in December 1999. An additional $135,000 in gross proceeds were received by the Company in January 2000. All of the purchasers in the private placement were accredited investors. The shares of common stock issued by Forecross were exempt from the registration requirements of the Securities Act under Section 4(2) of the
             Securities   Act,   as   amended,  and   Regulation  D  promulgated
             thereunder, as transactions by an issuer not involving a public offering.

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

     27.1    Financial Data Schedule, December 31, 1999


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

                         Registrant

                         FORECROSS  CORPORATION


February 22, 2000          BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer