Form 10-Q
period 2000-03-31
FORECROSS CORP
filed 2000-05-15
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2000

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



     Shares outstanding of the Registrant's common stock:
     Class                                   Outstanding at March 31, 2000
Common Stock, no par value                            15,043,480

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at March 31, 2000 (unaudited) and September 30, 1999

     Statements of Operations (unaudited) for the three and six months ended March 31, 2000 and 1999

     Statements of Cash Flows (unaudited) for the six months ended March 31, 2000 and 1999

     Statement of Shareholder Deficit at March 31, 2000

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

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION





                                     FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           Mar.31,     Sept. 30,
                                                                            2000          1999
                                                                        ------------  -----------

                                                                        (Unaudited)     (Audited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,219,550   $     2,740
Accounts receivable, including unbilled receivables of $26,295
and $77,384, net of allowance of $20,000 and $45,000, respectively . .      494,355       375,893
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       21,473        45,070
                                                                        ------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    1,735,378       423,703

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      152,861       277,532
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       70,576        68,707
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,365        42,365
                                                                        ------------  -----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,001,180   $   812,307
                                                                        ============  ===========

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   623,340   $   631,479
Accrued compensation and related benefits  . . . . . . . . . . . . . .      641,455       682,533
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      157,749       158,090
Accrued commissions and distributors' fees . . . . . . . . . . . . . .       32,475     1,514,650
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      398,487       861,427
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       95,691       184,828
Capital lease obligations due within one year. . . . . . . . . . . . .       27,714        23,215
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      736,471       684,652
                                                                        ------------  -----------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    2,713,382     4,740,874

Deferred revenue, less current portion . . . . . . . . . . . . . . . .      697,917       980,418
Notes payable to officers, net   . . . . . . . . . . . . . . . . . . .            -       750,176
Capital lease obligations, less current portion. . . . . . . . . . . .        4,737        19,716
                                                                        ------------  -----------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    3,416,036     6,491,184
                                                                        ------------  -----------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 15,043,480 and 12,191,944, respectively . . . . . . . . .    9,720,553     5,044,582
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .      954,000             -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (12,089,409)  (10,723,459)
                                                                        ------------  -----------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (1,414,856)   (5,678,877)
                                                                        ------------  -----------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 2,001,180   $   812,307
                                                                        ============ ============


                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended      For the Six Months Ended
                                                    March 31,                      March 31,
                                          ---------------------------     --------------------------
                                              2000          1999               2000        1999
                                          ------------  ------------      ------------  -----------
                                          (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)

Net revenue:
Services and maintenance . . . . . . . .  $   376,568   $   824,367       $ 1,657,222   $ 1,448,031
Software licenses and distributorship
  fees-related parties . . . . . . . . .      136,248       136,251           272,499       272,502
                                          ------------  ------------      ------------  ------------
  Total net revenue . . . . . . . . . .       512,816       960,618         1,929,721     1,720,533
Cost of services and maintenance
  including fees to related parties of
  ($23,000), $31,000, $18,000 and
  $62,000 respectively . . . . . . . . .      216,266       697,111           768,318     1,339,717
                                          ------------  ------------      ------------  ------------
Gross margin . . . . . . . . . . . . . .      296,550       263,507         1,161,403       380,816
                                          ------------  ------------      ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of ($68,000), $94,000,
  $55,000 and $201,000 respectively. . .       41,667       230,917           318,392       455,776
Research and development . . . . . . . .      235,775       186,621           434,166       404,659
General and administrative . . . . . . .    1,233,413       298,875         1,515,882       608,410
                                          ------------  ------------      ------------  ------------
Total operating expenses . . . . . . . .    1,510,855       716,413         2,268,440     1,468,845
                                          ------------  ------------      ------------  ------------
Loss from operations . . . . . . . . . .   (1,214,305)     (452,906)       (1,107,037)   (1,088,029)
Interest expense, net. . . . . . . . . .     (117,059)     (112,995)         (258,913)     (246,983)
                                          ------------  ------------      ------------  ------------
Loss before provision for
  income taxes . . . . . . . . . . . . .   (1,331,364)     (565,901)       (1,365,950)   (1,335,012)
Provision for income taxes . . . . . . .            -           800                 -           800
                                          ------------  ------------      ------------  ------------
  Net Loss . . . . . . . . . . . . . . .  $(1,331,364)  $  (566,701)      $(1,365,950) $ (1,335,812)
                                          ============  ============      ============  ============
Net loss per share - basic
  and diluted  . . . . . . . . . . . . .   $    (0.10)  $     (0.05)      $     (0.11)  $     (0.11)
                                          ============  ============      ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   13,617,328    12,087,361        13,006,449    11,948,611
                                          ============  ============      ============  ============



                             FORECROSS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                     For the Six Months
                                                      Ended March 31,
                                                    2000          1999
                                                ------------  ------------
                                                 (Unaudited)   (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . .    $(1,365,950)  $(1,335,812)
Adjustments to reconcile net loss to  net cash
  provided by (used in) operating activities-
Provision for uncollectible amounts                 (25,000)     (106,649)
Non Cash compensation expense related to
Private Placement  . . . . . . . . . . . . . .      954,000             -
Value of common stock issued and value
  assigned to extension of warrant term. . . .            -        38,250
Depreciation and amortization. . . . . . . . .      124,671       151,305
Deferred Compensation. . . . . . . . . . . . .      258,728             -
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      (93,462)      844,761
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       21,728        12,172
Accounts payable and accrued liabilities . . .      249,092       308,786
Deferred revenue . . . . . . . . . . . . . . .     (230,682)     (276,477)
                                                ------------  ------------
Net cash provided by (used in)operating
activities . . . . . . . . . . . . . . . . . .     (106,875)     (363,644)
                                                ------------  ------------

Cash flows from investing activities:
  Payments received on loans to key employees             -           150
                                                ------------  ------------

Cash flows from financing activities:
Proceeds from factoring of accounts receivable      927,662     1,874,548
Repayment of borrowings under factoring
  arrangement . . . . . . . . . . . . . . . . .  (1,390,602)   (1,735,324)
Repayment of borrowings under  notes payable
  -officers. . . . . . . . . . . . . . . . . .      (51,269)     (118,566)
Repayment of borrowings under capitalized leases    (10,480)      (10,582)
Net proceeds from issuance of  common shares .    1,848,374       290,817
                                                ------------  ------------
  Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . .    1,323,685       300,893
                                                ------------  ------------
  Net increase (decrease) in cash. . . . . . .    1,216,810       (62,621)
Cash at beginning of period. . . . . . . . . .        2,740        98,249
                                                ------------  ------------
Cash at end of period  . . . . . . . . . . . .  $ 1,219,550   $    35,628
                                                ============  ============


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $   129,901   $    96,473
                                                ============  ============

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers   $    59,333   $    60,334
                                                ============  ============

Value of common stock issued and assigned to
  extension of warrant term in exchange for
  surrender of certain demand registration
  rights and certain other consideration        $         -   $    38,250
                                                ============  ============



                                    FORECROSS CORPORATION
                              STATEMENTS OF SHAREHOLDERS' DEFICIT


                                            Common Stock          Additional     Accumulated       Total
                                        Shares       Amount     Paid in Capital    Deficit        Deficit
                                      -----------  -----------  --------------- -------------  ------------

Balances at October 1, 1999. . . . .  12,191,944   $5,044,582   $           -   $(10,723,459)  $(5,678,877)

Issuance of common stock for
cash, net of  stock issuance
costs of $18,626 (Note 5). . . . . .   1,175,000      216,374               -              -       216,374

Issuance of common stock for cash. .     613,530    1,632,000               -              -     1,632,000

Issuance of common stock for debt
conversion (Note 5). . . . . . . . .   1,063,006    2,827,596               -              -     2,827,596

Warrants issued (Note 5) . . . . . .           -            -         954,000              -       954,000

Net loss . . . . . . . . . . . . . .           -            -               -     (1,365,950)   (1,365,950)
                                      -----------  -----------  -------------  --------------  ------------
Balances at March 31, 2000 . . . . .  15,043,480   $9,720,552   $     954,000  $ (12,089,409)  $(1,414,857)
                                      ===========  ===========  =============  ==============  ============

                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements of Forecross Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended September 30, 1999. The interim financial information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The interim financial statements should be read in connection with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. The interim period results are not necessarily indicative of the results for a full fiscal year.


2. BASIS OF PRESENTATION AND GOING CONCERN:

Through March 31, 2000, the Company had sustained recurring losses from operations and, at March 31, 2000, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During the remainder of fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, private placement of stock and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its migration services, the creation and marketing of new products which utilize technology developed for year 2000 renovation, continued cost control, and the early signs of renewed customer interest in migration projects should improve the Company's profitability in fiscal 2000. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEPENDENCE ON YEAR 2000 REVENUE:

The Company's revenue in fiscal 1999 and 1998 and the first quarter of fiscal 2000 resulted in large part from demand for Assess/2000 and Complete/2000TM services and licenses. Year 2000 services and related revenue was 28% of the total revenue for the three months ended March 31, 2000, as compared to 72% for the three months ended March 31, 1999. Year 2000 services and related revenue was 69% of total revenue for the six months ended March 31, 2000 as compared to 80% for the six months ended March 31, 1999. While we will continue to amortize approximately $140K per quarter in revenue for product license fees, distributor fees, and maintenance fees previously paid by our year 2000 distributors, we do not anticipate receiving any material revenue generated from year 2000 contracts in the future.

Over the past 2 years, the Company experienced a decline in its core migration services business which corresponded with the increase of year 2000 business. The Company considers this a temporary development which is expected to reverse with the resolution of the year 2000 issue. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to continue to grow its migration and other products and services beyond the year 2000 market. The Company has observed some early indications of renewed customer interest in migration projects, however, there can be no assurance that the Company will be successful in obtaining such projects or that the Company's strategy will be successful. Should the Company be unable to market other products and services as demand in the year 2000 market ends, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

The Company markets its products and services to customers for managing the maintenance and redevelopment of mission-critical computer software systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any material product or service liability claims to date, for either its migration or year 2000 services, the ongoing sale and support of its products and services may entail the risk of such claims, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a materially adverse effect upon the Company's business, operating results and financial condition.

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

4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Three customers accounted for approximately 41%, 25% and 16% of the accounts receivable balance at March 31, 2000, and four customers accounted for approximately 30%, 18%, 16% and 13% of the accounts receivable balance at September 30, 1999. Four customers, including revenue generated by the Company's distributors of year 2000 solutions, which are treated as resulting from one customer, accounted for approximately 28%, 26%, 23% and 15% of total revenue for the three months ended March 31, 2000. Four customers, again including revenue generated by the Company's distributors of year 2000 solutions, which are treated as resulting from one customer, accounted for approximately 17%, 15%, 12% and 12% of total revenue for the three months ended March 31, 1999. Four customers accounted for approximately 26%, 17%, 15% and 10% of total revenue for the six months ended March 31, 2000, compared to four customers accounting for 22%, 16%, 15%, and 10% of total revenue for the six months ended March 31, 1999. During the first half of fiscal year 2000, 17% of total revenue came from services to a business located in Canada.


5.  COMMON STOCK:

In January 2000, the Company completed a private placement of 1,175,000 shares of common stock at $0.20 per share, resulting in gross proceeds of $235,000. As part of that placement, the Company sold 500,000 shares of common stock and received $100,000 in gross proceeds in December 1999.

In March 2000, the Company completed a second private placement of 613,530 shares at $2.66 per share, resulting in gross proceeds of $1,632,000. Additionally, 1,063,006 shares were issued to the Company's senior officers and employees, year 2000 distributors and a director, converting Company debt from loans, deferred payroll, travel expenses and year 2000 distributor revenue sharing, to equity at a conversion price of $2.66 per share. The total debt converted into equity was $2,827,596. With each share issued to investors in the second private placement and to those converting debt, the Company also issued a warrant to purchase one half share of stock at $2.66 per share at a future date. The warrants expire upon the earlier of three years, or 30 days after the 10-day trailing average closing price of the Company's common stock equals or exceeds $7.88 per share (if a Registration Statement covering the underlying shares has been declared effective). In connection with the second private placement, the Company also issued to a finder, in lieu of cash, warrants to purchase 200,000 shares of common stock at $2.66 per share, as a finder's fee, which warrants expire in three years. A total of $954,000 in non-cash compensation expense was recorded for the beneficial pricing effect to senior officers, employees, year 2000 distributors and a director.

On February 7, 2000, the Company's Board approved the grant of options to purchase a total of 151,800 shares of its Common Stock to various employees under its 1994 Stock Option Plan. These options are fully vested upon issuance and are exercisable at a price of $0.58 per share for a period of five years. In addition, on March 17, 2000, the Company's Board approved the grant of options to purchase a total of 337,900 shares of its Common Stock to various employees under its 1994 Stock Option Plan. These options vest over various periods up to four years, and are exercisable at a price of $3.25 per share for a period of five years.

  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  -------       -------------------------------------------------

The following summary of our material activities for the three and six months ended March 31, 2000 and 1999 is qualified by, and should be read in conjunction with the financial statements and related notes and other information contained in this report. The financial results reported herein do not indicate the financial results that we may achieve in any future period.

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




RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
                               MARCH 31, 1999

Total revenue for the three months ended March 31, 2000 was $513,000 as compared to $961,000 for the same period of 1999, a decrease of 47%. This decrease in revenue for the period reflects the end of the year 2000 contracts and the slow resumption of migration projects. Year 2000 services revenue was $5,000 for the second quarter of 2000 as compared to $555,000 for 1999. Migration services revenue was $288,000 for the current quarter as compared to $78,000 a year ago. Development and consulting revenue added $84,000 in 2000 as compared to $112,000 in 1999, and revenue from the amortization of deferred year 2000 distributor licenses and fees was $136,000 for both 2000 and 1999.

Backlog was $2,001,000 at March 31, 2000, which included $1,881,000 for a single migration project signed in January, compared to $1,172,000 at September 30, 1999, which included $814,000 for year 2000 projects, all completed by December 31, 1999. Backlog at March 31, 1999 was $375,000, of which $363,000 was for year 2000 projects.

Backlog amounts in upcoming quarters will likely reflect a substantial increase over the prior year quarters because migration contracts generally tend to be both larger in value and longer in duration than year 2000 contracts. The average application migration project takes from six to eighteen months to complete, whereas the average year 2000 project was completed in ten weeks or less. Therefore, revenue associated with year 2000 projects was often booked, recognized and completed without appearing in the quarterly or annual backlog amount.

Gross margin was $297,000 and $264,000 for the three months ended March 31, 2000 and 1999, respectively. Gross margin percentages were 58% and 27% for these periods. The increased gross margin percentage was due to a reduction in the cost of revenue for the current quarter, which included a credit totaling $108,000 for one-half of the unused year 2000 warranty reserve as well as a reduction to salaries and wages from headcount attrition as year 2000 projects ended. Cost of revenue for 1999 included $31,000 in accrued year 2000 distributor commissions.

Sales and marketing expenses were $42,000 for the three months ended March 31, 2000 as compared to $231,000 for the same period of 1999. Expenses for the current quarter were reduced by $68,000 due to the correction of an over accrual in prior periods. Included in the 1999 expenses was $94,000 for year 2000 distributor commissions.

Research and development expenses were $236,000 for the current quarter as compared to $187,000 in the corresponding quarter of 1999. Development efforts in the 2000 quarter generally related to enhancements to our migration products, while work performed in the quarter ending March 31, 1999 related to upgrades to our year 2000 analysis and renovation tools.

General and administrative expenses were $1,233,000 and $299,000, in the three months ended March 31, 2000 and 1999, respectively. Most of this increase was due to the non-recurring $954,000 non-cash compensation expense related to the issuance of common stock and warrants in the March 31, 2000 Private Placement.

Net interest expense was $117,000 for the three months ended March 31, 2000 as compared to $113,000 in the 1999 quarter, reflecting the continued use of short-term receivables financing, loans from our senior officers, and extended payment terms from our distributors to meet our working capital needs.

The overall net loss for the three months ended March 31, 2000 was $1,331,000 or $0.10 per share compared with a loss of $567,000 or $0.05 per share for the three months ended March 31, 1999 (based on the weighted average number of shares outstanding during the respective periods).




SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED
                               MARCH 31, 1999

Total revenue for the six months ended March 31, 2000 was $1,930,000 as compared to $1,721,000 for the same period of 1999, an increase of 12%. Year 2000 services revenue was $1,067,000 as compared to $1,111,000 for the same periods. Migration services revenue was $406,000 as compared to $145,000 a year ago. Revenue from development and consulting totaled $185,000 as compared to $112,000 in 1999, and revenue from the amortization of deferred year 2000 distributor licenses and fees remained at $273,000 for both year to date periods.

Gross margin was $1,161,000 and $381,000 for the six months ended March 31, 2000 and 1999, respectively. Gross margin percentages were 60% and 22% for these periods. The increased gross margin percentage was due to reductions in cost of revenue and reflects, in part, efforts over the past year to control costs and improve efficiencies by adjust staffing levels for the reduced year 2000 business we obtained. In addition, gross profit results were improved by the higher margin renovation project, valued at over $500,000 which was signed in October 1999 and completed in December 1999.

Sales and marketing expenses were $318,000 for the six months ended March 31, 2000 as compared to $456,000 for the same period of 1999. Expenses were reduced in the current period by $68,000 due to the correction of an over accrual in prior periods. Distributor commissions were $123,000 compared to $201,000 for the previous year.

Year to date research and development expenses were $434,000 as compared to $405,000 in the prior year.

General and administrative expenses were $1,516,000 and $608,000, for the year to date periods. Most of this increase was due to the non-recurring $954,000 non-cash compensation expense related to the issuance of common stock and warrants in the March 31, 2000 Private Placement.

Net interest expense was $259,000 for the six months ended March 31, 2000 as compared to $247,000 in 1999.

The overall net loss for the six months ended March 31, 2000 was $1,366,000 or $0.11 per share compared with a loss of $1,336,000 or $0.11 per share for the six months ended March 31, 1999 (based on the weighted average number of shares outstanding during the respective periods).


LIQUIDITY  AND  CAPITAL  RESOURCES

Through March 31, 2000, we have sustained recurring losses from operations and, at March 31, 2000, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 2 of Notes to Financial Statements.

For the three and six months ended March 31, 2000, operations were funded primarily through a portion of the cash derived from the sale of stock in two private placement transactions (see Note 5 of Notes to Financial Statements), and through deferrals of senior employee compensation. During the quarter ended March 31, 2000 the Company also converted a significant amount of its debt to equity. We believe this move strengthens our balance sheet, reduces interest expense and improves our future ability, as needed, to obtain additional financing and attract investors.

The need to provide additional funds to the Company through private placement of stock was required due to the expected transition period between the end of year 2000 contract business and the resumption of our core migration business. While many companies completed their year 2000 analysis and renovation work well in advance of the December 31, 1999 deadline, we believe that most companies postponed consideration and commencement of new migration projects until the actual outcome of the year 2000 issue was known. Additionally, we believe that many companies are re-evaluating the status and direction of their information systems investments based on the analysis performed for year 2000 and the rapid paradigm shift towards Web-oriented and capable businesses.

We are aggressively pursuing new opportunities for migration services, including developing products and services specifically marketable to businesses currently using legacy systems but needing to migrate to more web-friendly platforms. We expect additional revenue in the third quarter of fiscal 2000 from some of the migration contracts currently under negotiation. We are closely monitoring our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support our operations or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

If we can obtain the anticipated level of new business, and continue the use of short-term receivables financing, we believe we will have sufficient funds to meet our needs through the balance of fiscal 2000. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs.

A factoring agreement with a financial organization allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At March 31, 2000, $398,000 was outstanding under the agreement and at September 30, 1999, $861,000 was outstanding. The agreement, established in October 1995, may be terminated by either the factor or us at any time.

We anticipate that our capital expenditures for fiscal 2000 will be between $50,000 and $100,000.

Cash and cash equivalents on hand at March 31, 2000 were $1,220,000 as compared to $36,000 at March 31, 1999.

YEAR 2000 COMPLIANCE

In the months preceding December 31, 1999, we conducted a project to identify all computer hardware and software, other significant equipment, and services on which we rely that may have been be impacted by the year 2000 problem. Based on the results of this project, and the fact that the calendar has already moved past both the January 1, 2000 and March 31, 2000 end of quarter critical dates, we believe that the hardware, software, equipment and services on which we rely are year-2000 compliant.

                           PART II-OTHER INFORMATION

  Item  1.  Legal Proceedings
                None.

  Item  2. Recent Sales of Unregistered Securities
                In  January 2000, the Company completed a private  placement  of
             1,175,000 shares of common stock at $0.20 per share, no par value, for gross proceeds of $235,000. In March 2000, the Company completed another private placement of 613,530 shares of common stock at $2.66 per share, no par value, for gross proceeds of $1,632,000. Also in March 2000, the Company issued 1,063,006 shares of common stock to the Company's senior officers and employees, year 2000 distributors, and other creditors, converting Company debt to equity at a conversion price of $2.66 per share. The total debt converted into equity was $2,827,596. All of the purchasers in the private placements and debt to equity conversion were accredited investors. The shares of common stock issued by Forecross were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act, as amended, and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

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

     27.1    Financial Data Schedule, March 31, 2000


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

                         Registrant

                         FORECROSS  CORPORATION


May 15, 2000              BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer