Form 10-Q
period 2000-06-30
FORECROSS CORP
filed 2000-08-15
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2000

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



     Shares outstanding of the Registrant's common stock:
     Class                                   Outstanding at June 30, 2000
Common Stock, no par value                            15,053,380

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at June 30, 2000 (unaudited) and September 30, 1999

     Statements of Operations (unaudited) for the three and nine months ended June 30, 2000 and 1999

     Statements of Cash Flows (unaudited) for the nine months ended June 30, 2000 and 1999

     Statements of Shareholders' Deficit (unaudited) for the nine months ended June 30, 2000

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

  Signature  Page

  Exhibit  Index

                           PART I.  FINANCIAL INFORMATION


                                    FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           Jun. 30,    Sept. 30,
                                                                            2000          1999
                                                                        ------------  -----------

                                                                        (Unaudited)     (Audited)


  ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    85,274   $     2,740
Accounts receivable, including unbilled receivables of $446,000
and $77,000, net of allowance of $20,000 and $45,000, respectively . .      522,859       375,893
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       29,324        45,070
                                                                        ------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      637,457       423,703

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      110,816       277,532
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       71,511        68,707
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,365        42,365
                                                                        ------------  -----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   862,149   $   812,307
                                                                        ============  ===========

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   191,517   $   631,479
Accrued compensation and related benefits  . . . . . . . . . . . . . .      524,576       682,533
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       92,107       158,090
Accrued commissions and distributors' fees . . . . . . . . . . . . . .       41,366     1,514,650
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      225,098       861,427
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       20,338       184,828
Capital lease obligations due within one year. . . . . . . . . . . . .       23,721        23,215
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      644,490       684,652
                                                                        ------------  -----------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    1,763,213     4,740,874

Deferred revenue, less current portion . . . . . . . . . . . . . . . .      556,668       980,418
Notes payable to officers, net   . . . . . . . . . . . . . . . . . . .            -       750,176
Capital lease obligations, less current portion. . . . . . . . . . . .        3,189        19,716
                                                                        ------------  -----------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    2,323,070     6,491,184
                                                                        ------------  -----------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 15,053,380 and 12,191,944, respectively . . . . . . . . .    9,677,253     5,017,582
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .      981,000        27,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (12,119,174)  (10,723,459)
                                                                        ------------  -----------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (1,460,921   (5,678,877)
                                                                        ------------  -----------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $   862,149   $   812,307
                                                                        ============ ============

                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS


                                           For the Three Months Ended     For the Nine Months Ended
                                                    June 30,                      June 30,
                                          ---------------------------     --------------------------
                                              2000          1999               2000        1999
                                          ------------  ------------      ------------  -----------
                                          (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)

Net revenue:
Services and maintenance . . . . . . . .  $   857,319   $   766,872       $ 2,514,541   $ 2,214,903
Software licenses and distributorship
  fees-related parties . . . . . . . . .      136,248       136,251           408,747       408,753
                                          ------------  ------------      ------------  ------------
  Total net revenue . . . . . . . . . .       993,567       903,123         2,923,288     2,623,656
Cost of services and maintenance
  including fees to related parties of
  $0,$44,000, $18,000, and $107,000. . .      202,682       559,683           971,000     1,899,400
                                          ------------  ------------      ------------  ------------
Gross margin . . . . . . . . . . . . . .      790,885       343,440         1,952,288       724,256
                                          ------------  ------------      ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $0,$132,000,
  $55,000 and $333,000 . . . . . . . . .      205,408       311,123           523,800       766,899
Research and development . . . . . . . .      294,306       170,025           728,472       574,684
General and administrative . . . . . . .      303,128       254,631         1,819,010       863,041
                                          ------------  ------------      ------------  ------------
Total operating expenses . . . . . . . .      802,842       735,779         3,071,282     2,204,624
                                          ------------  ------------      ------------  ------------
Loss from operations . . . . . . . . . .      (11,957)     (392,339)       (1,118,994)   (1,480,368)
Interest expense, net. . . . . . . . . .      (17,008)     (150,405)         (275,921)     (397,388)
                                          ------------  ------------      ------------  ------------
Loss before provision for income
  taxes. . . . . . . . . . . . . . . . .      (28,965)     (542,744)       (1,394,915)   (1,877,756)
Provision for income taxes . . . . . . .          800             -               800           800
                                          ------------  ------------      ------------  ------------
  Net loss . . . . . . . . . . . . . . .  $   (29,765)  $  (542,744)      $(1,395,715) $ (1,878,556)
                                          ============  ============      ============  ============
Net loss per share - basic and
  diluted  . . . . . . . . . . . . . . .   $    (0.00)  $     (0.04)      $     (0.10)  $     (0.16)
                                          ============  ============      ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   15,050,905    12,191,944        13,620,528    12,021,611
                                          ============  ============      ============  ============


                             FORECROSS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                     For the Nine Months
                                                      Ended June 30,
                                                    2000          1999
                                                ------------  ------------
                                                 (Unaudited)   (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(1,395,715)  $(1,878,556)
Adjustments to reconcile net loss to net cash
  used in operating activities-
Provision for uncollectible amounts                 (25,000)     (116,650)
Non cash compensation expense related to
  Private Placement. . . . . . . . . . . . . .      954,000             -
Value of common stock issued and value
  assigned to extension of warrant term. . . .            -        38,250
Depreciation and amortization. . . . . . . . .      174,048       225,766
Deferred compensation. . . . . . . . . . . . .      144,387             -
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .     (121,966)      803,943
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       12,942        16,999
Accounts payable and accrued liabilities . . .     (317,374)      543,491
Deferred revenue . . . . . . . . . . . . . . .     (463,912)     (365,325)
                                                ------------  ------------
Net cash used in operating activities. . . . .   (1,038,590)     (732,082)
                                                ------------  ------------

Cash flows from investing activities:
  Fixed asset acquisition                            (7,332)            -
  Payments received on loans to key employees             -           250
                                                ------------  ------------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . .       (7,332)          250
                                                ------------  ------------

Cash flows from financing activities:
Proceeds from factoring of accounts receivable    1,152,760     3,070,250
Repayment of borrowings under factoring
  arrangement  . . . . . . . . . . . . . . . .   (1,789,089)   (2,672,366)
Borrowings under notes payable to officers . .            -       180,000
Repayment of borrowings under notes payable
  to officers  . . . . . . . . . . . . . . . .      (51,269)     (199,713)
Repayment of borrowings under capitalized leases    (16,021)      (16,164)
Net proceeds from issuance of common shares. .    1,832,075       290,817
                                                ------------  ------------
  Net cash provided by financing activities. .    1,128,456       652,824
                                                ------------  ------------
  Net increase (decrease) in cash. . . . . . .       82,534       (79,008)
Cash at beginning of period. . . . . . . . . .        2,740        98,249
                                                ------------  ------------
Cash at end of period. . . . . . . . . . . . .  $    85,274   $    19,241
                                                ============  ============


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $   173,274   $   169,892
                                                ============  ============

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers   $    59,333   $    86,835
                                                ============  ============

Value of common stock issued and assigned to
  Extension of warrant term in exchange for
  surrender of certain demand registration
  rights and certain other consideration. . .   $         -   $    38,250
                                                ============  ============


                                    FORECROSS CORPORATION
                              STATEMENTS OF SHAREHOLDERS' DEFICIT


                                            Common Stock          Additional     Accumulated       Total
                                        Shares       Amount     Paid in Capital    Deficit        Deficit
                                      -----------  -----------  --------------  -------------  ------------
Balances at October 1, 1999. . . . .  12,191,944   $5,017,582   $      27,000   $(10,723,459)  $(5,678,877)

January 2000 issuance of common
stock for cash, net of  stock
issuance costs of $18,626 (Note 5) .   1,175,000      216,374               -              -       216,374

March 2000 issuance of common
stock for cash, net of  stock
issuance costs of $36,099 (Note 5) .     613,530    1,595,901               -              -     1,595,901

March 2000 issuance of common
stock for debt conversion (Note 5) .   1,063,006    2,827,596               -              -     2,827,596

Warrants issued in connection
with the March 2000 transactions
(Note 5) . . . . . . . . . . . . . .           -            -         954,000              -       954,000

Exercise of employee stock options .       9,900       19,800               -              -        19,800

Net loss . . . . . . . . . . . . . .           -            -               -     (1,380,715)   (1,380,715)
                                      -----------  -----------  -------------  --------------  ------------
Balances at June 30, 2000  . . . . .  15,053,380   $9,677,253   $     981,000  $ (12,104,174)  $(1,445,921)
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


2. BASIS OF PRESENTATION AND GOING CONCERN:

Through June 30, 2000, the Company had sustained recurring losses from operations and, at June 30, 2000, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During the remainder of fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, private placement of stock and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the combination of increased automation of its migration services, the creation and marketing of new products which utilize technology originally developed for year 2000 renovation, continued cost control, and the early signs of renewed customer interest in migration projects should improve the Company's profitability in fiscal 2000. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEPENDENCE ON YEAR 2000 REVENUE:

The Company's revenue in fiscal 1999 and 1998 and the first quarter of fiscal 2000 resulted in large part from demand for Assess/2000 and Complete/2000TM services and licenses. Year 2000 services and related revenue was 14% of the total revenue for the three months ended June 30, 2000, as compared to 95% for the three months ended June 30, 1999. Year 2000 services and related revenue was 51% of total revenue for the nine months ended June 30, 2000 as compared to 85% for the nine months ended June 30, 1999. While the Company will continue to amortize approximately $140,000 per quarter in revenue for product license fees, distributor fees, and maintenance fees previously paid by our year 2000 distributors, it does not anticipate receiving any material revenue generated from year 2000 contracts in the future.

Over the past 2 years, the Company experienced a decline in its core migration services business which corresponded with the increase of year 2000 business. The Company considered this a temporary development which is reversing with the resolution of the year 2000 issue. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to continue to grow its migration and other products and services beyond the year 2000 market. The Company has observed some early indications of renewed customer interest in migration projects, however, there can be no assurance that the Company will be successful in obtaining such projects or that the Company's strategy will be successful. Should the Company be unable to market other products and services to replace the decrease in year 2000 revenues, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

The Company markets its products and services to customers for managing the maintenance and redevelopment of mission-critical computer software systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. The Company has not experienced any material product or service liability claims to date for either its migration or year 2000 Services. However the ongoing sale and support of its products and services may entail the risk of such claims, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a materially adverse effect upon the Company's business, operating results and financial condition.

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


4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Two customers accounted for approximately 61% and 26% of the accounts receivable balance at June 30, 2000 and four customers accounted for approximately 30%, 18%, 16% and 13% of the accounts receivable balance at September 30, 1999. Three customers, including revenue generated by the Company's distributors of year 2000 solutions, which are treated as resulting from one customer, accounted for approximately 44%, 31% and 14% of total revenue for the three months ended June 30, 2000. Four customers, (again including the Company's distributors as one customer), accounted for approximately 35%, 20%, 16% and 13% of total revenue for the three months ended June 30, 1999. Four customers accounted for approximately 19%, 17%, 17% and 14% of total revenue for the nine months ended June 30, 2000, compared to five customers accounting for 16%, 15%, 15%, 12% and 10% of total revenue for the nine months ended June 30, 1999. During the first three quarters of fiscal year 2000, 11% of total revenue came from services to a business located in Canada.


5.  COMMON STOCK:

In January 2000, the Company completed a private placement of 1,175,000 shares of common stock at $0.20 per share, resulting in gross proceeds of $235,000. As part of that placement, the Company sold 500,000 shares of common stock and received $100,000 in gross proceeds in December 1999.

In March 2000, the Company completed a second private placement of 613,530 shares at $2.66 per share, resulting in gross proceeds of $1,632,000. Additionally, 1,063,006 shares were issued to the Company's senior officers and employees, year 2000 distributors and a director, converting Company debt from loans, deferred payroll, travel expenses and year 2000 distributor revenue sharing, to equity at a conversion price of $2.66 per share. The total debt converted into equity was $2,827,596. With each share issued to investors in the second private placement and to those converting debt, the Company also issued a warrant to purchase one half share of stock at $2.66 per share at a future date. The warrants expire upon the earlier of three years, or 30 days after the 10-day trailing average closing price of the Company's common stock equals or exceeds $7.98 per share (if a Registration Statement covering the underlying shares has been declared effective). In connection with the second private placement, the Company also issued to a finder three year warrants to purchase 200,000 shares of common stock at $2.66 per share, which warrants expire in three years. A total of $954,000 in non-cash compensation expense was recorded for the beneficial pricing effect to senior officers, employees, year 2000 distributors and a director.

On February 7, 2000, the Company's Board approved the grant of options to purchase a total of 151,800 shares of its Common Stock to various employees under its 1994 Stock Option Plan. These options are fully vested upon issuance and are exercisable at a price of $0.58 per share for a period of five years. On March 17, 2000, the Company's Board approved the grant of options to purchase a total of 258,900 shares of its Common Stock to various employees, outside of its 1994 Stock Option Plan. The Company's Board also approved a grant of options to purchase 80,000 shares to a company director under the 1994 Stock Option Plan. All of these options vest over various periods up to fur years, and are Exercisable at a price of $3.25 per share for a period of five years.

  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  -------       -------------------------------------------------

The following summary of our material activities for the three and nine months ended June 30, 2000 and 1999, is qualified by, and should be read in conjunction with the financial statements and related notes and other information contained in this report. The financial results reported herein do not indicate the financial results that may achieved in any future period.

Other than the historical facts contained herein, this Quarterly Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. For a discussion of such risks and uncertainties see our Annual Report on Form 10-K for the fiscal year ended September 30, 1999.




RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Total revenue for the three months ended June 30, 2000 was $994,000 as compared to $903,000 for the same period of 1999, an increase of 10%. This increase in revenue for the period reflects the end of the year 2000 contracts and the growing resumption of migration projects. Year 2000 services revenue was $5,000 for the third quarter of 2000 as compared to $720,000 for 1999. Migration services revenue was $807,000 for the current quarter as compared to $16,000 a year ago. Consulting revenue added $45,000 in 2000 as compared to $31,000 in 1999, and revenue from the amortization of deferred year 2000 distributor licenses and fees was $136,000 for both 2000 and 1999.

Backlog was $1,862,000 at June 30, 2000, which included no year 2000 projects compared to $1,172,000 at September 30, 1999, which included $814,000 for year 2000 projects, all completed by December 31, 1999. Backlog at June 30, 1999 was $783,000, of which $776,000 was for year 2000 projects.

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

Gross margin was $791,000 and $343,000 for the three months ended June 30, 2000 and 1999, respectively. Gross margin percentages were 80% and 38% for these periods. The increased gross margin percentage was due to the increase in revenue and a reduction in the cost of revenue for the current quarter, which included a reduction to salaries and wages from headcount attrition as year 2000 projects ended. Cost of revenue for 1999 included $44,000 in accrued year 2000 distributor commissions.

Sales and marketing expenses were $205,000 for the three months  ended  June 30,
2000 as compared to $311,000 for the  same  period  of  1999.   Included  in the
the 1999 expenses was $132,000 for year 2000 distributor commissions.

Research and development expenses were $294,000 for the current quarter as compared to $170,000 in the corresponding quarter of 1999. Development efforts in the 2000 quarter generally related to enhancements to our migration products and new XML-related offerings, while work performed in the quarter ending June 30, 1999 related to upgrades to our year 2000 analysis and renovation tools.

General and administrative expenses were $303,000 and $255,000, in the three months ended June 30, 2000 and 1999, respectively.

Net interest expense was $17,000 for the three months ended June 30, 2000 as compared to $150,000 in the 1999 quarter, reflecting the elimination of much of the company's debt to company officers and year 2000 distributors with the debt to equity conversion in March 2000.

The overall net loss for the three months ended June 30, 2000 was $30,000 or $0.00 per share compared with a loss of $543,000 or $0.04 per share for the three months ended June 30, 1999 (based on the weighted average number of shares outstanding during the respective periods).




NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

Total revenue for the nine months ended June 30, 2000 was $2,923,000 as compared to $2,624,000 for the same period of 1999, an increase of 11%. Year 2000 services revenue was $1,072,000 as compared to $1,831,000 for the same periods. Migration services revenue was $1,213,000 as compared to $241,000 a year ago. Revenue from consulting totaled $229,000 as compared to $143,000 in 1999, and revenue from the amortization of deferred year 2000 distributor licenses and fees remained at $409,000 for both year to date periods.

Gross margin was $1,952,000 and $724,000 for the nine months ended June 30, 2000 and 1999, respectively. Gross margin percentages were 67% and 28% for these periods. The increased gross margin percentage was due to reductions in cost of revenue and reflects, in part, efforts over the past year to control costs and improve efficiencies through attrition and by adjusting staff levels for the reduction and end of year 2000 business.

Sales and marketing expenses were $524,000 for  the nine months  ended  June 30,
2000  as  compared  to  $767,000  for  the  same  period of  1999.   Distributor
commissions were $55,000  compared to $333,000 for the previous year.

Year to date research and development expenses were $728,000 as compared to $575,000 in the prior year, which reflect the increase in development efforts in 2000 for enhancements to our migration products and new XML-related offerings.


General and administrative expenses were $1,819,000 and $863,000, for the year to date periods. Most of this increase was due to the non-recurring $954,000 non-cash compensation expense related to the issuance of common stock and warrants in the March 31, 2000 Private Placement.

Net interest and other expense was $276,000 for the nine months ended June 30, 2000 as compared to $397,000 in 1999. This reduction reflects the benefit of the conversion of much of the company's non-bank debt to equity in March 2000.


The overall net loss for the nine months ended June 30, 2000 was $1,396,000 or $0.10 per share compared with a loss of $1,879,000 or $0.16 per share for the nine months ended June 30, 1999 (based on the weighted average number of shares outstanding during the respective periods).


LIQUIDITY  AND  CAPITAL  RESOURCES

Through June 30, 2000, we sustained recurring losses from operations and, at June 30, 2000, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 2 of Notes to Financial Statements. The opinion of the independent certified public accountants on the audited financial statements for the year ended September 30, 1999 also contained an explanatory paragraph regarding such doubt about our ability to continue as a going concern.

For the three months ended June 30, 2000, operations were funded primarily by cash derived from operating revenues and cash on hand . For the nine months ended June 30, 2000, operations were funded primarily by the cash derived from the sale of stock in two private placement transactions (see Note 5 of Notes to Financial Statements), and through deferrals of senior employee compensation. During the quarter ended March 31, 2000 we converted a significant amount of our debt to equity. We believe that this move strengthens our balance sheet, reduces interest expense and improves our future ability, as needed, to obtain additional financing and attract investors.

The need to provide additional funds to our Company through private placement of stock was required due to the expected transition period between the end of year 2000 contract business and the resumption of our core migration business. While many companies completed their year 2000 analysis and renovation work well in advance of the December 31, 1999 deadline, many companies postponed consideration and commencement of new migration projects until the actual outcome of the year 2000 issue was known. Additionally, many companies are re-evaluating the status and direction of their information systems investments based on the analysis performed for year 2000 and the rapid paradigm shift towards Web-oriented and capable businesses.

We are aggressively pursuing new opportunities for migration services, including developing XML-related products and services specifically marketable to businesses currently using legacy systems but needing to migrate to more web-friendly platforms. We expect additional revenue in the fourth quarter of fiscal 2000 from some of the migration contracts currently under negotiation. The sales pipeline, work in progress, collections and cash requirements are being closely monitored to determine whether the existing sources of financing are adequate to support operations or whether additional means of financing, including debt or equity financing, may be required to satisfy working capital and other cash requirements.

If we can obtain the anticipated level of new business, and continue the use of short-term receivables financing, we believe we will have sufficient funds to meet our needs through the balance of fiscal 2000. There can be no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs.

A factoring agreement with a financial organization allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At June 30, 2000, $225,000 was outstanding under the agreement and at September 30, 1999, $861,000 was outstanding. The agreement, established in October 1995, may be terminated by either the factor or us at any time.

We anticipate that our capital expenditures for fiscal 2000 will be between $50,000 and $100,000.

Cash and cash equivalents on hand at June 30, 2000 were $85,000 as compared to $19,000 at June 30, 1999.

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
                None.

  Item  2. Recent Sales of Unregistered Securities
                In April 2000, to employees exercised options to purchase an aggregate of 9,900 shares of common stock for an aggregate price of $19,800. These transactions were exempt from the registration Requirements of the Securities Act of 1933, as amended, based on Rule 701 promulgated thereunder.



  Item  3.  Defaults Upon Senior Securities
                Not Applicable.

  Item  4.  Submission of Matters to a Vote of Security Holders
                None.

  Item  5.  Other Information
                None.

  Item  6.  Exhibits and Report on Form 8-K
             (a). Index and Description of Exhibits

Exhibit No.  Description
-----------  -------------------------------------------------------------------
      3.1+   Restated Articles of Incorporation
      3.2+   By-Laws
     10.1+   Lease Agreement, dated January 1, 1997
             between the Company and The Canada Life Assurance Company
     10.2+   Form of Indemnification Agreement entered into
             between the Company and each of its officers and
             directors
     10.3+   1993 Restricted Stock Purchase Plan
     10.4+   1994 Stock Option Plan and Form of Option Agreement
     10.5*   Exclusive Distributor Agreement between the
             Company and Gardner Solution 2000, L.L.C., and
             Amendment
     10.6*   Exclusive Distributor Agreement between the
             Company and Y2K Solutions, L.P.,
     10.7*   Software License Agreement between the Company
             and Y2K Solutions, L.P.
     10.8+   Factoring Agreement, dated October 30, 1995, between
             the Company and Silicon Valley Financial Services
     10.9+   Lease Expansion Proposal dated November 17, 1997, between
             the Company and The Canada Life Assurance Company
     10.10+  Factoring Modification Agreement, dated January 13, 1998, between the Company and Silicon Valley Financial Services
     10.11*  Exclusive Distributor Agreement between the Company and CY2K Solutions, L.L.C.
     10.12*  Software License Agreement between the Company and CY2K Solutions, L.L.C.
     10.13*  Exclusive Distributor Agreement between the Company and PY2K Solutions, L.L.C.
     10.14*  Software License Agreement between the Company and PY2K Solutions, L.L.C.
     16.1+   Notice of Change of Auditor dated September 23, 1997, issued to all holders of common shares of Forecross Corporation
     16.2+   Letter dated September 23, 1997 from BDO Seidman, LLP to the British Columbia
             Securities Commission and to the Vancouver Stock Exchange confirming the accuracy of the information contained in the Notice of Change of Auditor of
             Forecross Corporation dated September 23, 1997
     16.3+   Letter dated September 23, 1997 from Coopers & Lybrand, L.L.P. to the British
             Columbia Securities Commission and to the Vancouver Stock Exchange confirming the accuracy of the information contained in the Notice of Change of Auditor of
             Forecross Corporation dated September 23, 1997
             16.4+   Letter dated September 23, 1997 from the Board of Directors of Forecross
             Corporation to the shareholders of Forecross Corporation, the British Columbia
             Securities Commission and the Vancouver Stock Exchange confirming the review of the Board of Directors of the Notice of Change of Auditor and the related letter dated September 23, 1997 from BDO Seidman, LLP and Coopers & Lybrand,
             L.L.P.
     27.1    Financial Data Schedule, June 30, 2000

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

                         Registrant

                         FORECROSS  CORPORATION


August 14, 2000              BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer