Form 10-K
period 2000-09-30
FORECROSS CORP
filed 2001-01-16
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-K


(Mark One)
[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended September 30, 2000

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

     Indicate  by  check  mark  if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The  aggregate  market  value  of  the  voting   common   stock  held    by
non-affiliates of the Registrant as of December 19, 2000 was $3,862,000.   As of
December 19, 2000,  there  are 15,053,380 shares of common stock outstanding.

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


ITEM  1.     BUSINESS
--------     --------

GENERAL  BUSINESS  DESCRIPTION

     Forecross  is a  software  company  that,  together  with  our  predecessor corporations, has been in business since 1982. We develop, market and sell sophisticated software and associated services to large organizations for the automated conversion ("migration") of existing business software applications to new computing environments. During the period from 1996 through 1999, we also developed, marketed and sold similar software and services to large organizations for the automated assessment and renovation of business software applications that were not year 2000 compliant.


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

     AVAILABLE  SOLUTIONS

     Our management believes that there are three basic options available to an MIS manager wishing to take advantage of these developments.

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

     Our products represent a third solution. We have developed a proprietary and innovative technology for the automated migration and on-going standards compliance of existing applications. This allows businesses to replace existing technologies (i.e., the system is re-hosted to a new technology platform) while leaving the application functionally intact. We believe that this option will ordinarily be the least expensive and least risky alternative.


MARKET

     At its largest, we estimate that the potential worldwide market for our products includes approximately 30,000 large computer-using organizations, including the so-called Fortune 2,000 companies, and comparable government, financial services, healthcare, education and other service organizations. Most of these organizations automated their major business applications before the advent of current technologies. These organizations characteristically have a large inventory of crucial information systems based on rapidly obsolescing technology.

     We believe that the portion of the North American enterprise computing market comprised of users of Computer Associates Integrated Database Management System, or CA-IDMS, amounts to approximately 275 users, based on information supplied in March 2000 by Harte-Hanks Market Intelligence, Inc., an industry research organization. CA-IDMS includes a database management system - CA-IDMS/DB, user interface language - CA-IDMS/DC, and fourth-generation language
- CA-ADSO which, together with certain other related products, were originally developed and marketed by Cullinane Corporation, later by Cullinet Corporation, and now by Computer Associates International. Based on reports in the industry press, we believe that there is a growing shift of enterprise computing users away from CA-IDMS and that over the next ten years a substantial number of the 275 users will have decided to move to newer, more cost-effective and flexible computing environments. We currently estimate that there are approximately 300 CA-IDMS users outside North America.

     In addition to the CA-IDMS portion of the enterprise computing market, there are also additional portions related to other proprietary technology platforms. They include areas related to computer languages such as CA-Easytrieve from Computer Associates, CSP from IBM Corporation, CA-UFO from Computer Associates and ADF from IBM Corporation, and databases such as IMS from IBM and Adabas from SoftwareAG. We currently estimate that there are between 15,000 and 20,000 users for all of those products. These additional areas create opportunities for us to develop other products and give us added flexibility in responding to changes and developments in the marketplace.


PRODUCTS

     We have licensed and delivered our products and ancillary services to customers throughout North America, and in Taiwan, France, Belgium, Germany, and South Africa. Historically, customers have included Aetna Life Insurance, AT&T, Bank of America NT&SA, Bank of Montreal, Bear Stearns & Co., IBM Corporation, Home Savings of America, Kimberly-Clark Corporation, New Brunswick Telephone, Price Waterhouse LLP, Royal Bank of Canada and Union Gas Corporation. Recent and current customers include Charles Schwab & Company, Inc., Brown Brothers Harriman & Co., Sapiens USA., Inc., Ciber, Inc., Electronic Data Systems Corporation, BDM International (now part of TRW Inc.), Harris Trust and Savings Bank, and ACS, Inc.

     Our products are designed to automate up to 100% of the conversion of an existing application. It has been our experience that 95% or more of the business application programs commonly found in large computerized organizations (see "-Market") can be converted with close to full (100%) automation. The remaining 5% can usually be processed with a significant degree of automation (80% or more), enough to make conversion with our products a cost-effective and lower risk alternative. Converted applications are functionally equivalent to their unconverted counterparts, and, in our experience, maintainability and performance in the new environment are typically unaffected or enhanced. Each of our products includes a significant number of customization options which can be selected by the user to obtain results closest to its specific conversion objectives.

     During 1999, we added two new products aimed at extending the scope of our conversion solution offerings. One tool, called 'TestSentinel', is used to test the converted applications to ensure that they are functionally equivalent to their un-converted counterparts. The second tool, called 'SourceSentinel', is aimed at ensuring that coding standards and rules which are implemented when programs are originally developed, remain in force as those programs go through the normal life cycle of on-going maintenance and enhancements. These tools are currently offered as services only. We intend to offer end-user licenses in the future.

UNDERLYING  PROPRIETARY  TECHNOLOGY

     Our powerful and flexible technology known as the XCODE architecture, has been refined over the last fourteen years and forms the foundation for all of our products, tools, and associated services.

     Our proprietary XCODE architecture supports all of the functions ordinarily required to automate the conversion of existing systems. This includes parsing the source code, storing the code in a common repository, identifying areas of the code that require technology upgrades, transforming the old technology and generating revised source code for the operation of the application in the new environment.

     We began developing our technology in 1982. The prototype for the XCODE architecture was built in 1985 to permit a customer to convert a major application from a proprietary language to COBOL. The first generation of XCODE was developed and enhanced between 1985 and 1986, in connection with language conversion projects undertaken for Price Waterhouse, LLP. This resulted in the first version of the Convert/ADSO to COBOL product. In response to a requirement of Chemical Bank of New York, a second generation of XCODE was developed in 1987, resulting in the development of the first version of the Convert/IDMS-DB to SQL product.

     In 1990, we developed the first version of Convert/IDMS-DC to CICS in connection with a migration project undertaken for American President Lines. In the same year, under a contract with IBM, the third generation of XCODE was produced. In 1992-93, in connection with a project for Cincom Systems, Inc. of Ohio, we developed the Fastforward/VSAM to SUPRA database conversion software. At that time, all the components of XCODE were redeveloped to operate in a PC environment.

     The XCODE architecture is modular in design. Modular architecture refers to the design of a system into separate components that can be connected and combined together in many different configurations. The strength of modular architecture is that any one component can be replaced, added or moved without altering the rest of the system. Our modular XCODE architecture is, therefore, readily adaptable to the development of new migration products. This lowers the cost, shortens the time and reduces the risk of new product development.

     COMMERCIALLY  AVAILABLE  PRODUCTS

     We have, to date, developed nine migration products.    Migration  products
are named by reference to the source language or database and the target language or database:

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

     We are the owner of six of these products. Ownership of the following products is shared: IMSADF II to Cross System Product Facility, which we developed, but is owned jointly with IBM; Convert/IMSADF II to APS/COBOL, which we developed, but is owned jointly with Bank of America; and Fastforward/VSAM to SUPRA which we developed pursuant to a Development and License Agreement dated April 22, 1991, with Cincom Systems, Inc. and is jointly owned by the Company and Cincom. We and IBM have joint marketing rights to the first product, we and Bank of America have joint marketing rights to the second product, and Cincom has exclusive marketing rights to the third product. None of these jointly owned products is presently material to our business or near-term business plans.

     PRODUCT  DEVELOPMENT

     Our strategy in developing new migration software and services for existing applications is to respond to the particular needs of a specific customer after research has determined that there is an identifiable potential for further licensing of the product and delivery of associated services, to other organizations. Before undertaking the development of a new product, we generally require that the customer agree to share the development cost. One example of this strategy is the Convert/CSP to COBOL product which was developed for Kimberly-Clark Corporation in 1994, under an agreement whereby Kimberly-Clark contributed $300,000 of the total $350,000 in development costs. Another example is the Convert/IMSADF II to APS/COBOL product which was developed for and financed by Bank of America in 1994 and 1995 at a cost of $480,000.

     One factor that greatly enhances our ability to employ this strategy is our proprietary XCODE architecture. The XCODE architecture has historically enabled us to develop a new migration product in an average of approximately six months of elapsed time, with three persons employed full-time on the project. This is a considerably shorter and less costly development cycle than traditional industry experience for products of comparable scope and complexity. It also allows us to fund most or all of the development cost from the license revenue generated by the initial development-funding customer.

     In 1999, we commenced the development of additional tools that serve to extend our offerings in the legacy migration area. These tools include a
product  for  testing  the  migrated  applications,   a  tool  for ensuring that
application  standards and  rules  remain  in  force  as  the  applications  are maintained and  a suite  of  tools  aimed  at  moving legacy applications to the internet. Called L2X-SmartXML, these tools provide the native software infrastructure to enable large-scale commerce projects to succeed with a second generation technical solution. SmartXML inserts the functionality for XML data exchange directly into mainframe programs, eliminating middleware, decreasing costs and increasing business flexibility. SmartXML consists of software modules applicable to mainframe CICS programs, batch programs, reports, data file exchanges and support for mainframe programmers. SmartXML is available now as a part of our product and service offerings. We currently intend to commercialize these tools and offer product licenses to them to our customers.

     Research and development expenses were $913,000, $728,000 and $1,520,000 in the years ended September 30, 2000, 1999 and 1998, respectively.


PRODUCT  LICENSING

     MIGRATION  PRODUCT  LICENSING

     We grant our customers a non-exclusive, non-assignable license to use our software, including programs, options, documentation, data and information. While certain provisions in the license agreement (e.g., as to the number of locations at which the licensed software may be used, and the extent of the customer's right to receive upgrades and enhancements without charge) vary according to the circumstances, certain general terms are common to all of these agreements. Each agreement contains a warranty by us against defects in design, operation and usability in the customer's computer environment, and each contains a covenant by the licensee not to attempt to decipher, develop source code, copy, modify, duplicate, create or recreate all or any part of it except to the extent required by its normal operating procedures. The licensee also agrees to take reasonable steps to prevent access by anyone whose access is not reasonably necessary and to ensure that authorized persons with access refrain from duplicating, reproducing or disclosing information with respect to the licensed software.

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

     COMPLETE/2000 LICENSING AND FACTORY SERVICES

     During the first quarter of the 2000 fiscal year (October 1, 1999 through December 31, 1999), we offered product licenses and services related to our year 2000 business. Since this activity occurred during the 2000 fiscal year which is the subject of this document, the following descriptions of our product offerings are applicable.

     We offered "factory" services for customers of our Complete/2000 renovation and confirmation software. By "factory", we mean an array of multiple server-class computers operated by a small number of computer operators, running two to three shifts per day, up to seven days per week, depending on work volume. "Factory services" also implies the methodology by which customer code flows through the Forecross factory, to the rules engineers for issue resolution, to quality assurance for final review, and back to the customer. Licenses are not currently offered. Using the factory renovation services, a customer sends its application code to the Forecross factory where the code is either renovated for year 2000-compliance, compiled, then shipped back to the customer for testing and production implementation, or analyzed to confirm that all year 2000 renovations previously made, have been made completely and correctly. The factory uses a combination of procedures, processes and software that allow for up to 100% automation of all phases of code renovation and confirmation.


INTELLECTUAL  PROPERTY

     We have chosen to protect the intellectual property value of our products and our proprietary XCODE architecture through trade secret and confidentiality provisions in our product licensing arrangements, confidentiality agreements with our employees and through copyright protection for system externals such as display formats and documentation. Additional protection is provided by the complex nature of both the XCODE architecture, and the products themselves. This approach is consistent with standard practice in the industry, and provides reasonable assurance against misappropriation. Software theft, which can be a serious problem in the consumer software market, is relatively rare in the large-scale software products market. Large corporate buyers tend not to engage in product piracy. Our products are also protected against unauthorized use by imbedded and external access control codes. However, the protection on which we rely may not be effective. Monitoring and identifying unauthorized use of our technology may prove difficult, and the cost of litigation may impair our ability to guard adequately against such infringement. Our commercial success may also depend upon our products not infringing any intellectual property rights of others and on no claims of infringement being made against us. Even if such claims are found to be invalid, the dispute process could have a materially adverse effect on our business, results of operations and prospects.


MARKETING  AND  SALES  STRATEGY

     EXISTING  APPLICATION  MIGRATIONS

     The  developments  in  computer  technology described above (see "-Industry
Background: Significant Industry Developments") have converged to produce the need and create the opportunity to convert existing applications. After experimentation with different marketing techniques, we decided in 1992 to develop and implement our own direct marketing and sales strategy. Our strategy includes having multiple product offerings to include a broad range of service and license alternatives that better adapt to meet the needs of the marketplace and serve to differentiate us from our competitors. Conventional techniques including trade publication notices, direct mail, telemarketing , and, most recently, our own web-site, www.forecross.com, on the internet are being used to bring our products and their benefits to the attention of prospective customers. Additionally, we have focused on building a reference base of satisfied customers.

     Recognizing that aversion to risk is one of the major characteristics of the decision making process for many MIS organizations, we have created a phased marketing approach to simplify the process for potential customers to evaluate and invest in our products. This strategy allows a potential customer to pursue its interest in automated migration in a series of measured steps, with each step in the process providing demonstrable value.

     Our  principal  marketing  programs  involve  the   Migration  Alternatives
Planning Seminar ("MAPS") and either Factory Compile or License-Only  sales.

     MAPS is an introduction, for a fee, to the conversion process through an intensive two-day customer-site program for those considering a migration project. Designed to address conversion issues, it includes formal technical briefings, expert consulting, an evaluation of the risks, costs and benefits of various alternatives and a feasibility analysis of the automated migration of a selection of the customer's application software. MAPS is promoted by telemarketing and is conducted by two senior members of our staff. Evaluations of prior MAPS sessions suggest that many of our MAPS customers will decide to select Factory Compile or License-Only within twelve months of the MAPS session.

     We offer our customers the option for us to use our proprietary software on behalf of the customer to perform the entire conversion process, thus relieving the customer of the requirements for allocating the personnel and time necessary to learn to perform the migration. We call this type of engagement a "Factory Compile." By "factory," we mean an array of multiple server-class computers operated by a small number of computer operators, running two to three shifts per day, up to seven days per week, depending on work volume. "Factory services" implies the methodology by which customer code flows to us, through the factory, to the rules engineers for issue resolution, to quality assurance for final review, and back to the customer. The customer's role is limited to testing the converted application in its new environment. The average Factory Compile project requires one senior and two junior technical staff members for approximately four months.

     License-Only is an offering in which the customer licenses our products and, with training and additional optional consulting provided by us, performs the entire conversion process with its own personnel. As in the Factory Compile option, the customer also tests the converted application in the new environment. No customer has chosen the License-Only offering in the past few years, preferring to use our automated factory facilities.

     Although there are no separately chargeable software license fees, Factory Compile projects require the customer to sign a standard Forecross Product
License Agreement. For both offerings (Factory Compile and License-Only), a customer's use of our products is limited to the conversion of a specified maximum number of application programs, at which time the license expires.


SALES  AND  LICENSING  REVENUES


     In the fiscal years ended September 30, 2000, 1999, 1998 and 1997, year 2000 assessment projects, sales of licenses to the Assess/2000 software, and fees associated with distributorships for Complete/2000 products and services accounted for forty-one percent, eighty-eight percent, sixty-two percent and forty-two percent, respectively, of total revenue. Migration projects in 2000 accounted for fifty-one percent of total revenue.


COMPETITION

     The marketplace for application migrations is served by both software and services vendors. Forecross is not aware of any vendor, whether of software or services, who offers the degree of automated conversion achievable through use of Forecross products.

     SOFTWARE  VENDORS

     We believe that the principal focus of other software vendors has been on the development and licensing of software which speeds the rewriting alternative for migration. Examples of software delivering this type of migration solution assistance include ViaSoft Inc.'s tools for application re-engineering, and Carleton Corporation's software to support data migration. In both of these cases, as in all others of which we are aware, the software products do not provide the near-complete and comprehensive automated conversion of business applications as those performed by our products after various individual options and parameters have been established.

     SERVICE  SUPPLIERS

     Service organizations such as accounting firms and companies like Perot Systems, EDS, IBM, Computer Horizons Corporation, Case Consult, GmbH and Computer Task Group offer conversion services. Automated conversion facilities provided by these service organizations typically embrace between 25% and 80% of the source code, with the balance of the conversion being performed manually. We believe that any manual conversion is subject to inconsistency, high risk of error, high cost and delays. Since they are service providers, these companies tend to focus on turnkey projects costing several millions of dollars which can, therefore, support the high manpower costs involved.

     Since our software automates significantly more of the conversion (95% to 100%) than can be achieved with other products, we believe that we are able to compete effectively with such service suppliers. We typically price our Factory Compile offering (see "-Marketing and Sales Strategy") below the prices quoted by the service suppliers who perform conversions. We believe that our Factory Compile offering can be marketed successfully, because it can be presented to the marketplace as the solution which uses a significantly greater degree of automation than is offered by service suppliers, thereby reducing the costs, time and risks of the project.

     COMPETITIVE  EXPERIENCE

     Our experience in the competitive bidding process employed by many of our prospective customers leads us to believe that we have a price advantage over a majority of the other bidders. Other bidders' costs are typically higher due to their dependence on skilled people, as compared with our dependence on less costly automation. However, we have not historically enjoyed the same degree of market recognition as many of our large competitors, such as the national consulting or accounting firms against whom we often compete.

     Until the emergence of the year 2000 problem, some customers did not embrace the idea that automation could help them solve their problem. We believe that such uncertainty would sometimes cause a customer to award a contract to the more recognizable bidder, in spite of the higher price. This extra cost was often viewed as an "insurance policy" against any problems in the future. We have observed a shift in this trend over the past years, and many customers now will not entertain bids which do not contain the use of automated software tools. We believe that we have the capability to compete favorably because of these trends, and because we have steadily built our reputation and name recognition over the same period of time.


COMPETITIVE  POSITION

     It is possible that other software or services companies may attempt to develop new proprietary conversion software or service offerings or to enhance existing proprietary conversion software or service offerings, to compete directly in our chosen market. There are, in addition, certain other elements of risk which bear upon our competitive position (see "Management's Discussion and Analysis of Financial Condition and Results of Operations: Certain Business
Concerns: Additional Financing; Competition; Market Size; No Assurance of Success of Marketing Strategy; Product Development; and Limited Experience of Management in the Management of Growth"). Moreover, (as indicated under "-Industry Background: Available Solutions") there are alternatives to migration as a means of adapting to technological change, and there can be no assurance that enterprise computing users will not prefer one of these alternatives.

     It is difficult for us to assess how many potential customers have availed themselves of the other alternatives (i.e., the purchase of a new software package that operates on new technology platforms or rewriting the computer source code), since we do not actively track prospects who fail to meet our initial sales qualification criteria. Among qualified prospects who ultimately do not purchase from us, the rewriting option generally prevails.


CORPORATE  HISTORY  AND  EMPLOYEES

     CORPORATE  HISTORY

     We were formed on January 1, 1987 by a merger pursuant to the provisions of the California Corporations Code of two predecessor corporations, Jonescast, Inc., and its wholly owned subsidiary, Genasys Software Systems, Inc. (subsequently renamed Genasys Technologies, Inc., and later changed to Forecross Corporation), each incorporated under the laws of California in June, 1982. As a result of the merger, we succeeded to the business that had been carried on by the predecessor corporations since 1982. References in this Form 10-K to Forecross Corporation, Forecross, or the Company should be taken to include a reference to its predecessor companies.

     EMPLOYEES

     As of September 30, 2000, we had 32 employees. Of these, seven work primarily in the Factory, five are engaged primarily in research and development work, three are in project management, four are in technical support of customer projects, two are in quality assurance, six are in sales and marketing and five are in finance and administration. All employees are required to enter into a Confidentiality and Proprietary Rights Agreement which requires that they not disclose any confidential information, restricts their right to engage or have an interest in competing businesses, and requires them to promptly disclose to us the product of all work done by them while employed by and for us, and to assign to us all rights in such work product.

     BACKLOG

     Backlog was $993,000 at September 30, 2000  as compared  to  $1,172,000  at
September 30, 1999.   (See  "Management's  Discussion  and Analysis of Financial
Condition  and  Results of Operations.)


ITEM  2.     PROPERTIES
--------     ----------

     Our principal executive offices are located at 90 New Montgomery Street, San Francisco, California 94105, where we occupy approximately 10,200 square feet of leased space under two leases which expire in December 2001. Annual base rent under the leases is approximately $298,000. We also maintain a sales office in Salem, New Hampshire, and a small apartment in San Francisco for use by our out-of-town staff while visiting the executive offices.

     On August 4, 1999, we entered into a sublease agreement, under which we sublet approximately 2,500 square feet of unused office space at 90 New Montgomery Street for a period of twenty-eight months. This agreement was entered into with the approval of our landlord. The space currently occupied by our staff is adequate for our needs.



ITEM  3.     LEGAL  PROCEEDINGS
--------     ------------------
     None.



ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------     ---------------------------------------------------
     None.



ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------     -------------------------------------------------------------
             MATTERS
             -------

     As of September 30, 2000, we had issued and outstanding 15,053,380 shares of Common Stock held of record by 98 shareholders. Our Common Stock is traded on the Over-the-Counter/Bulletin Board market under the symbol FRXX. The Over-the-Counter/Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. From August 1994 to October 28, 1998, our Common Stock was listed on the Vancouver Stock Exchange under the symbol FRX.U. Listed below are the high and low bid prices ( U.S. dollars) for our Common Stock for the periods indicated.


THREE MONTHS ENDED   HIGH    LOW
------------------  ------  ------

09/30/00 . . . . .  $ 2.00  $ 0.56
06/30/00 . . . . .    2.66    0.72
03/31/00 . . . . .    5.81    0.27
12/31/99 . . . . .    0.75    0.11

09/30/99 . . . . .  $ 0.70  $ 0.27
06/30/99 . . . . .    0.91    0.19
03/31/99 . . . . .    1.50    0.45
12/31/98 . . . . .    3.00    1.00


     We have not paid any dividends to date and do not anticipate that any cash dividends will be declared in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES
     The following table sets forth information regarding our issuances of Common Stock during the three years ended September 30, 2000.


NUMBER OF SHARES  GROSS PROCEEDS ($U.S.)   NATURE OF CONSIDERATION
----------------  -----------------------  -----------------------
          12,000                   48,000  Cash(1)
          10,000                        0  Surrender of rights(2)
         418,332                  313,750  Cash(3)
       1,175,000                  235,000  Cash(4)
         613,530                1,632,000  Cash(5)
       1,063,006                2,827,596  Conversion of notes payable, expenses(6)
           9,900                   19,800  Exercise of options(7)

1. These shares were issued in October and November 1997 upon the exercise of warrants issued in connection with the private placement of 282,000 shares in December 1996.
2. These shares were issued to warrant holders in exchange for the surrender of certain demand registration rights held by the warrant holders.
3. These shares were issued January 1999 in a private placement of 418,332 shares at $0.75 per share. We also issued to the placement agent, in lieu of cash, warrants to purchase 35,000 shares of common stock at $0.75 per share, expiring in five years. We incurred $22,933 of costs related to this sale.
4. These shares were issued between December 1999 and January 2000 in a private placement of 1,175,000 shares at $0.20 per share. We incurred $18,626 in costs related to this sale.
5. These shares were issued in March 2000 in a private placement of 613,530 shares at $2.66 per share. We incurred $36,099 in costs related to this sale. With each share, we also issued a warrant to purchase one half share of stock at $2.66 per share, expiring in three years. We also issued to a finder warrants to purchase 200,000 shares of common stock at $2.66 per share, expiring in 3 years.
6. These shares were issued in March 2000 to certain of our senior officers and employees, year 2000 distributors and a director, converting Company debt from loans, deferred payroll, travel expenses and year 2000 distributor revenue sharing to equity at a conversion price of $2.66 per share. With each share we also issued a warrant to purchase one half share of stock at $2.66 per share, expiring in three years.
7. These shares were issued in April 2000 upon the exercise of employee stock options. 9,900 shares were issued at $2.00 per share

     We have issued shares of our Common Stock to certain employees (including officers) pursuant to our compensation benefit plans. The transactions described in this paragraph were exempt from the registration requirements of the Securities Act based upon Rule 701 promulgated thereunder.

ITEM  6.     SELECTED FINANCIAL DATA
--------     -----------------------

     The selected financial data set forth below with respect to the fiscal years ended September 30, 2000, 1999, and 1998 and the balance sheet data at September 30, 2000, and 1999 are derived from the audited financial statements included elsewhere in this Annual Report. The financial data for the years ended September 30, 1997 and 1996 and the balance sheet data at September 30, 1998, 1997 and 1996 are derived from audited financial statements not included in this Annual Report. The information set forth below should be read in conjunction with the audited financial statements and notes included elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                 --------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                 ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:

Net revenues:
   Services and maintenance . .  $ 3,393,802   $ 2,915,347   $ 6,623,752   $ 4,930,456   $ 2,199,672
Software licenses and
   distributorship fees
   - related parties. . . . . .      544,995       545,004       545,000       844,582       200,000
                                 ------------  ------------  ------------  ------------  ------------
   Total net revenues . . . . .    3,938,797     3,460,351     7,168,752     5,775,038     2,399,672
Cost of services and
   maintenance including fees
   to related parties of $18,000
   $166,000, $346,000, $213,000,
   and $0, respectively . . . .    1,355,671     2,745,733     4,419,347     3,366,608     1,431,489
                                 ------------  ------------  ------------  ------------  ------------
Gross margin. . . . . . . . . .    2,583,126       714,618     2,749,405     2,408,430       968,183
                                 ------------  ------------  ------------  ------------  ------------
Operating expenses:
   Sales and marketing
     including fees to related
     parties of $55,000,
     $497,000, $1,037,000,
     $640,000, and $0,
     respectively . . . . . . .      719,843     1,047,300     1,838,126     1,490,479       711,545
   Research and development . .      913,064       728,239     1,520,709     1,006,768       253,743

   General and administrative .    1,913,832     1,116,528     1,413,312       887,039       332,500
                                 ------------  ------------  ------------  ------------  ------------
Total operating expenses. . . .    3,546,739     2,892,067     4,772,147     3,384,286     1,297,788
                                 ------------  ------------  ------------  ------------  ------------
Loss from operations. . . . . .     (963,613)   (2,177,449)   (2,022,742)     (975,856)     (329,605)
Other (expense), net  . . . . .     (313,251)     (553,131)     (305,110)      (68,855)     (129,141)
                                 ------------  ------------  ------------  ------------  ------------
Loss before provision
   for income taxes . . . . . .   (1,276,864)   (2,730,580)   (2,327,852)   (1,044,711)     (458,746)
Provision for income taxes. . .            -          (800)         (800)         (800)       (2,300)
                                 ------------  ------------  ------------  ------------  ------------
Net loss. . . . . . . . . . . .  $(1,276,864)  $(2,731,380)   (2,328,652)  $(1,045,511)  $  (461,046)
                                 ============  ============  ============  ============  ============
Net loss per share. . . . . . .        (0.09)  $     (0.23)        (0.20)  $     (0.09)  $     (0.04)
                                 ============  ============  ============  ============  ============
Dividends . . . . . . . . . . .            -             -             -             -             -
                                 ============  ============  ============  ============  ============
Shares used in computing
per share data. . . . . . . . .   13,951,186    12,060,919    11,761,920    11,681,035    11,370,804
                                 ============  ============  ============  ============  ============
BALANCE SHEET DATA:
Cash and cash equivalents . . .  $    18,833   $     2,740   $    98,249   $   275,243   $    99,427
Working capital (deficit) . . .   (1,246,989)   (4,317,171)   (1,735,813)      442,765    (1,077,531)
Total assets. . . . . . . . . .    1,516,422       812,307     1,995,719     3,301,051       726,896
Deferred revenue, long-term . .      415,419       980,418     1,545,417     2,110,417             -
Long-term debt and capital
 lease obligations (net of
 current portion) . . . . . . .      102,692       769,892       673,059             -       223,923
Shareholders' deficit . . . . .   (1,339,270)   (5,678,877)   (3,276,564)     (995,912)   (1,120,649)


ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

     The following  summary  of  our material  activities  for  the  years ended
September 30, 2000, 1999 and 1998 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

     The financial results reported herein do not indicate the financial results that we may achieve in any future period. Other than the historical facts contained in this document, this Annual Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include concentration of credit, outstanding indebtedness, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. See "Certain Business Concerns."


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

     From 1992 through 1997, we developed and implemented a strategy of using internal sales and marketing resources instead of relying upon third parties, and focused on pursuing migration services contracts as compared to the previous focus on development contracts. Major customers using our migration services have included Bank of Montreal, Bear Stearns, Kimberly Clark, New Brunswick Telephone and Union Gas.

     In addition to the migration services contracts, and in response to our customers' year 2000 migration demands and using the technology we had developed over the past fifteen years, during 1996 and 1997 we introduced our Complete/2000 software products and related services and methodologies. In June 1996, we authorized our first exclusive distributorship and sold our first software license for the Assess/2000 product. Initial customer projects commenced during fiscal 1997. During 1997, additional sets of Assess/2000 licenses were sold, additional exclusive distributorships were authorized, and additional customer projects were signed and commenced. We recognize the fees associated with exclusivity, software licenses, technical training and maintenance and support over the contractual term.

     In 1999, we commenced the development of additional tools that serve to extend our offerings in the legacy migration area. These tools include a
product  for  testing  the  migrated  applications,   a  tool  for ensuring that
application  standards and  rules  remain  in  force  as  the  applications  are maintained and  a suite  of  tools  aimed  at  moving legacy applications to the internet. Called L2X-SmartXML, these tools provide the native software infrastructure to enable large-scale commerce projects to succeed with a second generation technical solution. SmartXML inserts the functionality for XML data exchange directly into mainframe programs, eliminating middleware, decreasing costs and increasing business flexibility. SmartXML consists of software modules applicable to mainframe CICS programs, batch programs, reports, data file exchanges and support for mainframe programmers. SmartXML is available now as a part of our product and service offerings. We currently intend to commercialize these tools and offer product licenses to them to our customers.



RESULTS  OF  OPERATIONS


     YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

     Total revenue for the year ended September 30, 2000 was $3,939,000 as compared to $3,460,000 for the same period of 1999, an increase of 14%. Migration services revenue for the year contributed $2,048,000 as compared to $248,000 a year ago, due primarily to the signing and execution of two contracts during 2000. Year 2000 services revenue accounted for $1,077,000 of the total as compared to $2,507,000 for the same period of 1999. Revenue from consulting totaled $270,000 as compared to $160,000 in 1999, and revenue from the amortization of deferred year 2000 distributor licenses and fees remained at $545,000 for both periods. Project revenue is recognized on the cost-of-completion method, using estimates of the costs remaining. Total revenue for the three months ended September 30, 2000 was $1,016,000 as compared to $837,000 for the same period in 1999. Backlog was $993,000 at September 30, 2000 and $1,172,000 at September 30, 1999.

     Gross margin was $2,583,000 and $715,000 for years ended September 30, 2000 and 1999, respectively. Gross margin percentages were 66% and 21% for these periods. The increased gross margin percentage was due to reductions in cost of revenue and reflects, in part, efforts over the past year to control costs and improve efficiencies through attrition and by adjusting staff levels for the reduction and end of year 2000 business, reductions in contractors, and the end of fees to year 2000 distributors.

     Sales  and  marketing expenses  were $720,000  for  2000 and $1,047,000 for
1999.   Year  2000  distributor commissions,  which ended  at December 31, 1999, accounted for $442,000 of the change between years.

     Research and development expenses were $913,000 for 2000 as compared to $728,000 in the prior year, which reflect the increase in development efforts in 2000 for enhancements to our migration products and new XML-related offerings.

     General and administrative expenses were $1,914,000 and $1,117,000 at the respective year ends. Most of this increase was due to non-recurring $652,000 non-cash compensation expenses related to the issuance of common stock and warrants in a March 2000 private placement, and the value assigned to options issued to consultants in April 2000. The $652,000 non-cash compensation expense was initially reported as $954,000 in our filings on Form 10Q for the March and June 2000 periods due to a clerical error in calculating the Black-Scholes value of the warrants related to the transaction.

     Net interest and other expense was $313,000 for the year ended September 30, 2000, as compared to $553,000 in 1999. This reduction reflects the benefit of the conversion of much of our non-bank debt to equity in March 2000, and the reduced use of bank borrowings.

     The overall net loss for the year was $1,277,000 or $0.09 per share in 2000, and the loss was $2,731,000 or $0.23 per share in 1999, based on the weighted average number of shares outstanding during the respective periods. The net loss for the three months ended September 30, 2000 was $147,000 or $0.01 per share compared to the net loss of $853,000 or $0.07 per share for the same period in 1999.

The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities. Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at September 30, 2000 and 1999 (see Notes 2 and 7 of Notes to Financial Statements).

     YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

     Revenue for the year ended September 30, 1999 was $3,460,000 as compared to $7,169,000 for the same period in 1998, a decrease of $3,709,000 or 52%. The components of this reduction were a decrease in migration services revenue of $2,287,000 and a decrease in year 2000 services revenue of
$1,422,000. While it is possible that we may obtain additional year 2000 business in fiscal year 2000, it is not likely that our future revenues will consist of year 2000 revenues. One project, which began in 1997 and was completed in February 1999, and which involved both migration and year 2000 services, provided $386,000 in revenue in 1999 compared to $2,804,000 in 1998. Also contributing to the reduced year 2000 revenue was the fact that the majority of year 2000 projects completed in 1999 were the lower priced and less difficult confirmation audits rather than renovations. Backlog was $1,172,000 at September 30, 1999, as compared to $531,000 at September 30, 1998.

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

     Research and development expenses decreased to $728,000 in 1999 from $1,521,000 in 1998, due to a decrease in the number of personnel to support our development activities associated with the Complete/2000 product and enhancements to existing software products.

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

     The overall net loss for the year ended September 30, 1999 was $2,731,000 or $0.23 per share compared with a loss of $2,329,000 or $0.20 per share for the year ended September 30, 1998, based on the weighted average number of shares outstanding during the respective periods. The net loss for the three months ended September 30, 1999 was $853,000 as compared to a net loss of $669,000 in 1998. The net loss per share was $0.07 for the three months ended September 30, 1999, $0.06 for the comparable period in 1998.

     The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities. Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at September 30, 1999 and 1998 (see Notes 2 and 7 of Notes to Financial Statements).

LIQUIDITY  AND  CAPITAL  RESOURCES

     Through September 30, 2000, we have sustained recurring losses from operations and, at September 30, 2000, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. See note 1 of the notes to financial statements. The opinion of our independent certified public accountants on the audited financial statements for the year ended September 30, 2000 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern.

     For the year ended September 30, 2000, operations were funded primarily by cash derived from the sale of stock in two private placement transactions, by deferrals of senior employee compensation, and by a loan from a related party. See note 8 of the notes to the financial statements. During the quarter ended March 31, 2000, we also converted a significant amount of our debt to equity. We believe this move strengthens our balance sheet, reduces interest expense and improves our future ability, as needed, to obtain additional financing and attract investors.

     The need to obtain additional funds through a private placement of stock was required due to our expected transition period between the end of year 2000 contract business and the resumption of our core migration business. While many companies completed their year 2000 analysis and renovation work well in advance of the December 31, 1999 deadline, we believe that most companies postponed consideration and commencement of new migration projects until the actual outcome of the year 2000 issue was known. Additionally, we believe that many companies are re-evaluating the status and direction of their information systems investments based on the analysis performed for year 2000 and the rapid paradigm shift towards web-oriented and capable businesses.

     We are aggressively pursuing new opportunities for migration services, including developing products and services specifically marketable to businesses currently using legacy systems but needing to migrate to more web-friendly platforms. We expect additional revenue in the first quarter of fiscal 2001 from some of the migration contracts currently under negotiation. We are closely monitoring our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support our operations or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

     If we can obtain the anticipated level of new business, and continue the use of short-term receivables financing, we believe we will have sufficient funds to meet our needs through the balance of fiscal 2001. Cash from operations and the other sources described above may not be achieved or may not be sufficient for our needs.

     A factoring agreement with a financial organization allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At September 30, 2000, $501,000 was outstanding under the agreement and at September 30, 1999, $861,000 was outstanding. The agreement, established in October 1995, may be terminated by either the factor or us at any time.

     In August 2000, we received a loan in the amount of $100,000 from an employee of the company. The loan is for a term of two years, is secured by the XML software technology developed and owned by Forecross, and accrues interest at a rate of 11.5% per year.

     We anticipate that our capital expenditures for fiscal 2001 will be between $25,000 and $50,000.

     Cash and cash equivalents on hand at September 30, 2000 were $19,000 as compared to $3,000 at September 30, 1999.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which addressed certain implementation issues of SFAS 133.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial Statements no later than the quarter ended September 20, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion NO. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.


CERTAIN  BUSINESS  CONCERNS

     UNPROFITABLE  OPERATING  HISTORY  AND  LIMITED  FINANCIAL  RESOURCES

     We have not historically been profitable, and as of September 30, 2000, we had suffered cumulative operating losses aggregating $12,000,000, and at September 30, 2000, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. During fiscal 2001, we intend to meet our working capital and other cash requirements with cash derived from operations, short-term receivables, and other financing as required. In addition, we must continue to improve the efficiency of our operations to achieve and maintain positive cash flow from operations. (See "-Liquidity and Capital Resources," and Note 1 of Notes to Financial Statements). There is no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs, nor that we will be able to achieve profitability on a consistent basis.


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


     VOLATILITY  OF  COMMON  STOCK

     Our Company's stock price has been volatile since our initial public offering on the Vancouver Stock Exchange in 1994. After the registration of our stock in the United States during 1998, the stock has continued to experience significant volatility. We believe that factors such as quarterly fluctuations in the results of operations, announcements of new products by us or our competitors, changes in revenue or earnings estimates by securities analysts, changes in accounting principles or their application and other factors may cause the market price of our stock to continue to fluctuate, perhaps substantially. In addition, stock prices of many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market and securities analysts' expectations of continued growth and the higher price/earnings ratio at which our stock may trade, any shortfall in meeting such expectations may have a rapid and significant adverse effect on the price of our stock in the future. Fluctuations in our stock may in turn adversely affect our ability to attract and retain qualified personnel, and to gain access to capital and financing if needed.

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


     DEPENDENCE  ON  A  SMALL  NUMBER  OF  CUSTOMERS

     The results of our operations are attributable to a limited number of orders, the average size of which is over $500,000. During the year ended September 30, 2000, the University of California (26%), MetLife (21%), our Distributors, when treated as one customer (14%), and Nate Murphy and Associates (13%), represented seventy-four percent (74%) of total revenue. During the year ended September 30, 1999, Harris Trust (16%), our Distributors, when treated as one customer (16%), Brown Brother Harriman & Company (12%), ACS (11%) and Sapiens (11%) represented sixty-six percent (66%) of total revenue. The loss or deferral of one or more significant sale(s) or failure to collect on a significant accounts receivable from any customer could cause substantial fluctuations in our results of operations (see Notes 2 and 3 of Notes to Financial Statements). While we believe that the market for our migration services will offer the opportunity to expand the number of customers and projects in process at any given time, there can be no assurance that we will be successful in our sales efforts or that a weakening in customer demand would not have an immediate material adverse effect.


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


     NO  ASSURANCE  OF  SUCCESS  OF  MARKETING  STRATEGY

     We have, over the years, experimented with a variety of approaches to the marketing of our products. Our current strategy for our migration products and services is based on direct marketing which has been in place for approximately seven years. While present indications are that the strategy is well-adapted to the market which we have targeted, there can be no assurance that over the long term it will be successful. Successful implementation of the marketing plan requires, among other things, sales and marketing personnel with an ability to communicate clearly to potential customers our ability to complete migration projects successfully, and this requires an understanding of both the technology and the marketplace. (See "Business: Marketing and Sales Strategy").


     DEPENDENCE ON YEAR 2000 AND MIGRATION REVENUES

     Year 2000 services and related revenue increased from 42% in fiscal 1997 to 62% in fiscal 1998 to 88% of total revenue for the year ended September 30, 1999. In the year ended September 30, 2000, year 2000 services and related revenue decreased to 41% of total revenue. While the demand for year 2000 services ended abruptly on December 31, 1999, we continue to recognize revenue due to the amortization of distributorship, licensing and maintenance fees paid for by our year 2000 services distributors.

     During the year ended September 30, 2000, migration services generated $2,048,000 in revenue or 52% of total revenue. We had experienced a decline in revenue from our core migration services to $248,000 in 1999 from $2,695,000 in 1998. We believe that new migration services projects were delayed by potential customers as they focused their efforts on renovating their systems for year 2000 compliance. It is our strategy to leverage customer relationships and knowledge of customer application systems derived from our year 2000 services solutions to continue to grow our migration and other products and services offerings beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should we be unable to market other products and services, whether as a result of competition, technological change or other factors, our business, results of operations and financial condition will be materially and adversely affected.


     LIABILITY  EXPOSURE

     We market our products and services to customers for managing the renovation of mission-critical computer software systems. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in our customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although we have not experienced any material product or service liability claims to date, the sale and support of our products and services may entail the risk of such claims which could be substantial in light of the use of our products and services in mission-critical applications. We do not presently maintain insurance coverage for our products and services and a successful product or service liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.


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

     CONTROL  BY  DIRECTORS  AND  OFFICERS

     The current directors and officers of the Company beneficially own approximately 22% of the actual Common Shares outstanding. As a result, our current directors and officers will continue to exercise control over our affairs.


     DEPENDENCE  ON  KEY  PERSONNEL

     Our progress to date has to a significant extent been dependent on the skills of certain key personnel, including Kim O. Jones and Bernadette C. Castello, the founders and principal shareholders and, respectively, the
President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of our Company. We have not entered into employment contracts with these or any other members of management or other employees. In addition, competition for highly skilled technical, management, financial, marketing and sales, and other personnel in the computer industry is intense. Loss of the services of any of our present key personnel, or an inability to attract and retain needed additional personnel could have a materially adverse effect upon us. In addition, we sometimes rely upon qualified, experienced subcontractors to support our migration services work. The inability to find and retain sufficient qualified subcontractors may adversely impact our operations.


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





ITEM   8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------     -----------------------------------------------

     The financial statements required by this item are set forth on pages F-1 through F-16 hereof.



ITEM   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND
---------     ------------------------------------------------------------------
              FINANCIAL  DISCLOSURE
              ---------------------

     None.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS
---------     -----------------------------------

     The directors, executive officers and key employees of our Company are as follows:


Name                         Age                           Position
---------------------------  ---  -----------------------------------------------------------
Kim O. Jones. . . . . . . .   56  Chief Executive Officer, President and Director

Bernadette C. Castello. (1)   46  Senior Vice President, Chief Financial Officer and Director
Richard A. Carpenter. . (1)   58  Director
Richard L. Currier, Jr. (2)   55  Director
Donald Estes. . . . . . .  .  52  Director of Product Architecture
Ronald Herbst . . . . . . .   58  Director of Customer Care
Carl H. Johnson . . . . . .   55  Director of Project Management
Charles T. Nelson . . . . .   54  Director of Software Products
Kenneth J. Paris. . . . . .   53  Senior Database Specialist
Peggy A. Payne. . . . . . .   51  Director of Migration Services
Robert E. Theurer . . . . .   55  Director of Sales

(1)  Denotes   member of audit committee.     Ms. Castello, as  Chief  Financial
Officer, is not independent of any financial decisions of our Company.
(2) We accepted Mr. Currier's resignation from our board of directors effective January 1, 2000.


     KIM O. JONES (56) founded Forecross together with Bernadette Castello in 1982 and has been in his present position since that time. Mr. Jones is the chief architect of our products. He has been active as a software industry entrepreneur and industry participant since 1971. Prior to the establishment of Forecross, Mr. Jones served from 1980 to 1982 as a Director and Vice President of Computer Systems Design, Inc., of San Francisco, California, in charge of software product development and marketing. In 1970 Mr. Jones co-founded Genasys Systems, Inc., a software and services firm based in San Francisco, California, for which he worked initially as Chief Technology Officer and, later, as President until 1980. From 1967 to 1970, he was a Vice President of Liberty National Bank of San Francisco, California, responsible for data processing. Mr. Jones was a member of the Board of Directors of the American Software Association, a division of the Information Technology Association of America.

     BERNADETTE C. CASTELLO (46) co-founded Forecross with Kim Jones in 1982 and has been in her present position since that time. Ms. Castello manages our day to day corporate operations. From 1973 to 1977, Ms. Castello worked for KPMG Peat Marwick in New York, designing and managing the installation and use of some of the earliest automated applications in that firm. Thereafter, until 1980, she worked as an analyst in Peat Marwick's computer resources department. From 1980 to 1982, when she left to found Forecross with Mr. Jones, Ms. Castello was a Senior Consultant at Computer Systems Design, Inc. in San Francisco, developing applications for the financial and manufacturing industries.

     RICHARD A. CARPENTER (58) is the President of Carpenter Associates, a consulting firm which provides strategic planning and product marketing assistance to early stage software companies. Mr. Carpenter also serves as Chairman of the Board of two companies which he co-founded, Corex Technologies and Healthcourt Technologies. Prior to co-founding these companies, Mr. Carpenter had co-founded Index Systems (now CSC/Index) in 1969, and Index Technology (now part of Intersolv) in 1983 where he served as Chairman/CEO until its merger with Sage Software in 1991 to form Intersolv Software. Mr. Carpenter became a director in March 1998. Mr. Carpenter does not provide consulting services to any direct or indirect competitor of ours.

     DONALD ESTES (52) joined us in April 2000 as Director of Product Architecture. For the last 10 of his 27 years in the industry, he specialized in the design and implementation of products and projects for the mass modification and automated testing of large bodies of source code using language processing technologies. He has chief responsibility for legacy-to-web products and projects. Mr. Estes holds degrees from the Massachusetts Institute of Technology and the University of Texas. From May 1997 through March 2000, Mr. Estes was the Chief Technical Officer of 2000 Technologies Corp., in Lexington, Massachusetts, where he built an automated testing system for platform migration and Year 2000 renovation projects. He also served as a year 2000 advisor to the State of Rhode Island. From September 1995 through April 1997, he was President of Don Estes and Associates, in Lexington, Massachusetts, where he designed and managed the implementation of a mainframe / open systems peer - to - peer communications product family. Mr. Estes is a member of the Cutter Consortium.

     RONALD HERBST (58) joined us in December 1995 as Director of Project Management and currently serves as Director of Customer Care. From November 1993 through December 1995, Mr. Herbst was an independent software consultant providing such services as conceptual and detailed system design and implementation and system programming. From August 1993 through October 1993, Mr. Herbst was Vice President, Research and Development for Dynamic Bytes, Inc. From July 1989 through July 1993, Mr. Herbst served as Vice President, Windsor Technologies, Inc. Mr. Herbst has over twenty years of senior management experience serving the information technology industry.

     CARL H. JOHNSON (55) joined us in March 1997 as Director of Project Management. In August, 2000, Mr. Johnson assumed responsibility for all third party relationships, including teaming partners and other services firms. Prior to joining Forecross, from 1993 to 1997 Mr. Johnson was Director, General Accounts for Affiliated Computer Services, Inc. From 1988 to 1993, Mr. Johnson was Manager, Corporate Applications for Amdahl Corporation. Mr. Johnson has over twenty years of senior management experience serving the information technology industry.

     CHARLES T. NELSON (54) joined us in December 1991 and has served in a variety of technical and research and development capacities. In June 1996, Mr. Nelson was named Director of Software Products. Prior to joining Forecross, Mr. Nelson had over twenty years' experience managing and supervising software and hardware technical support activities for several large corporations.

     KENNETH J. PARIS (53) Senior Database Specialist, worked with us from 1989 through March 1996, and rejoined us in October 1996. From March 1996 through September 1996, Mr. Paris served as an independent software consultant to various companies, including Forecross. Prior to joining us in 1989, Mr. Paris spent eleven years with KPMG Peat Marwick, both as Database Administrator and as director of database research and development for the consulting department of KPMG Peat Marwick's National Technology Center. From 1985 to 1986, Mr. Paris served as Director of Product Development at Pansophic Systems, Inc. of Oak Brook, Illinois. He was also for six years a member of the database committee of the American National Standards Institute (ANSI) which developed the SQL standard. Mr. Paris was the initial Conference Chairman and then President of the International DB2 Users Group.

     PEGGY  A.  PAYNE (51)  joined  us  in  May  1996  as  Director of Migration
Services. From February 1993 through May 1996, Ms. Payne was Director of Information Management and Technology for Revo Corporation. From July 1988 to February 1993, Ms. Payne was manager, information systems for Westinghouse Security Electronics. Ms. Payne has over twenty years of technical experience and has served in various capacities for technical organizations including Association of Corporate Computing Professionals, Bay Area MAPICS Users Group, and Information Technology Executives Association.

     ROBERT E. THEURER (58) joined us in April 2000 as Director of Sales. He has 35 years of experience in the computer industry in many capacities including technical, corporate management and sales and marketing. From October 1997 until joining Forecross, Mr. Theurer was Senior Vice President of Sales for 2000 Technologies Corporation, a company that develops and markets automated testing technology. From 1994 through 1997, he was the Director of Sales for MSS International, a UK based company that specializes in platform migrations primarily from Unisys mainframes to UNIX platforms.

     Our executive officers and directors are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to our Company. Based solely on our review of the copies of such reports we have received, we believe that all of our executive officers and directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them.


ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------

     The following table sets forth the amount of all compensation paid by us during each of 2000, 1999, and 1998 to the person serving as our Chief Executive Officer, and to our most highly compensated executive officer, other than the Chief Executive Officer, whose compensation exceeded $100,000 during any such year (the "Named Executive Officers").


                                                               Long-Term
                                     Annual Compensation     Compensation
                                   -----------------------  ---------------
                                                              Securities
                                                              Underlying       All Other
Name and Principal Position  Year    Salary(3)   Bonus      Option(#)(1)(2)   Compensation
---------------------------  ----  ----------  -----------  ---------------  -------------

Kim O. Jones. . . . . . . .  2000  $  185,000  $      None             None          None
Chief Executive Officer      1999  $  131,813  $      None             None          None
                             1998  $  185,000  $      None             None          None

Bernadette C. Castello. . .  2000  $  185,000  $      None             None          None
Senior Vice President        1999  $  131,813  $      None             None          None
                             1998  $  185,000  $      None             None          None

(1) There are no other long-term incentive compensation plans which require disclosure.
(2) Both Kim O. Jones and Bernadette C. Castello took a voluntary pay reduction of 5% of 1998 salary, and additionally did not take a salary for the first three months of fiscal year 1999. Salary for the last nine months of fiscal year 1999 was accrued but not paid.

     Stock Option Grants in Last Fiscal Year. There were no grants of stock options to either of the Company's Named Executive Officers during the fiscal year ended September 30, 2000.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth for each Named Executive Officer information regarding stock option exercises during the fiscal year ended September 30, 2000 as well as the fiscal year end value of unexercised options for each such person:


                                                   Number of Securities         Value of Unexercised
                                                  Underlying Unexercised      In-the-Money Options at
                           Shares                Options at 2000 Year End         2000 Year End
                          Acquired     Value     -------------------------- ---------------------------
 Name                    on Exercise  Received   Exercisable  Unexercisable Exercisable   Unexercisable
-----------------------  ----------- ----------- ----------- -------------- ----------- ---------------
Kim O. Jones                      0           0     250,000              0  $        0               0
Bernadette C. Castello            0           0     250,000              0  $        0               0

(1) The stock options granted to the named officers are fully vested. The options are exercisable at $1.43 per share and expire five years from the date of grant.




DIRECTOR  COMPENSATION

     Non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with the attendance of board meetings. Non-employee directors are entitled to participate in our 1994 Stock Option Plan. During the year ended September 30, 1998, Mr. Carpenter received a stock option grant for 7,500 shares at $11.50 per share. During the years ended September 30, 1997 and 1999, no options were granted to non-employee directors. During the nine month-period ended June 30, 2000, Mr. Carpenter received a stock option grant of 80,000 shares at an exercise price of $3.25 per share, with a vesting period of one-fifth immediately and the remainder over four years on a monthly basis.


ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------     --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of our Company's outstanding shares of Common Stock as of September 30, 1999 by (i) each person known to us beneficially to own 5% or more of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table below, and
(iv) all directors and officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


Name of Owner                           Number of Shares   Percent of Class
                                       Beneficially Owned  Beneficially Owned
-------------------------------------  ------------------  ------------------
Kim O. Jones (1). . . . . . . . . . .         1,691,434          11.0%
Bernadette C. Castello (2). . . . . .         1,639,404          10.7%
Richard A. Carpenter  (3) . . . . . .            74,290           0.5%
All directors and executive officers
as a group (3 persons) (4). . . . . .         3,405,128          21.6%

(1) Includes a fully vested and exercisable stock option covering 250,000 shares and a warrant to purchase 101,530 shares.
(2) Includes a fully vested and exercisable stock option covering 250,000 shares and a warrant to purchase 71,820 shares.
(3) Includes a fully vested and exercisable stock option covering 32,167 shares and a warrant to purchase 4,041 shares. Mr. Carpenter's business address is 25 Marion Street, Hingham, MA 02043.
(4) Includes fully vested and exercisable stock options covering 532,167 shares and warrants to purchase 177,391 shares.



ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------     --------------------------------------------------

     As of September 30, 2000 the Company had the following note payable to a related party of the company:

     In August 2000,  the  Company  borrowed  $100,000 from an  employee  of the
company under a secured promissory note  due August 27, 2002.   The  note  bears
interest at 11.5% per annum, and is secured by  certain company technology.

In March 2000, the Company completed a private placement of 613,530 shares at $2.66 per share, resulting in gross proceeds of $1,632,000. Additionally, 1,063,006 shares were issued to the Company's senior officers and employees, year 2000 distributors and a director, converting Company debt from loans, deferred payroll, travel expenses and year 2000 distributor revenue sharing, to equity at a conversion price of $2.66 per share. The total debt converted into equity was $2,827,596. With each share issued to investors in this private placement and to those converting debt, the Company also issued a warrant to purchase one half share of stock at $2.66 per share at a future date for a total of 838,268 warrant shares. The warrants expire upon the earlier of three years, or 30 days after the 10-day trading average closing price of the Company's common stock equals or exceeds $7.98 per share (if a registration statement covering the underlying shares has been declared effective). In connection with this private placement, the Company also issued to a finder warrants to purchase 200,000 shares of common stock at $2.66 per share which expire in three years. A total of $652,000 in non-cash compensation expense was recorded for the beneficial pricing effect to senior officers, employees, year 2000 distributors and a director.


Notes  receivable  and  payable  from  officers  consist  of  the  following:


                                                                   September 30,
                                                                --------------------
                                                                   2000      1999
                                                                ---------  ---------
5.7 to 10% Uncollateralized notes receivable from Senior Vice
President,   due in varying amounts through September 30, 1999         -      37,013
Accrued interest receivable. . . . . . . . . . . . . . . . . .         -       4,264
                                                                ---------   ---------
  Total receivable from officers . . . . . . . . . . . . . . .         -      41,277
                                                                ---------   ---------
24% Uncollateralized notes payable to president, due
 December 30, 1999 . . . . . . . . . . . . . . . . . . . . . .         -    (262,536)
24% Uncollateralized notes payable to senior vice president,
 due February 28, 2000 . . . . . . . . . . . . . . . . . . . .         -    (120,426)
24% Uncollateralized notes payable to senior vice president,
 due June 30, 2001 . . . . . . . . . . . . . . . . . . . . . .         -    (135,000)
24% Uncollateralized notes payable to senior vice president,
 due July 31, 2001 . . . . . . . . . . . . . . . . . . . . . .         -    ( 57,000)
Accrued interest payable . . . . . . . . . . . . . . . . . . .         -    (216,491)
11.5% Collateralized notes payable to a related party,
 due August 27, 2002 . . . . . . . . . . . . . . . . . . . . .  (100,000)          -
Accrued interest payable . . . . . . . . . . . . . . . . . . .  (  1,082)          -
                                                                ---------   ---------
  Total payable to officers and related parties. . . . . . . .  (101,082)   (791,453)
                                                                ---------   ---------
Notes Payable to officers and related parties, net . . . . . . $(101,082)  $(750,176)

All net notes payable to officers at September 30, 1999 were classified as long-term, as the noteholders committed to extend them to at least October 1, 2000. These notes were converted to equity during March, 2000. (See Note 8).


Software  Licenses  and  Distributorships:
-----------------------------------------

The Company entered into agreements with several entities (the "Distributors") for licenses and distributorship arrangements for its year 2000 software products, Assess/2000 and Complete/2000, and related services. The Distributors are related to each other through some common ownership and management; a shareholder of the Company is a founding investor and officer of each of the other entities. At least one other shareholder of the Company is also an investor in at least one of the Distributors. Under the distributorship agreements, the Distributors received territorially exclusive rights to market year 2000 renovation projects to be performed by the Company using the Complete/2000 software, and year 2000 assessment projects to be performed either by the Company or the Distributor using the Assess/2000 software. In exchange for sales and marketing services and support, customer contact, project management services and staffing for a portion of the on-site work, the Distributor generally received a fee equal to 25% of collected revenues. The Company allocates those fees 25% to cost of services and maintenance, and 75% to sales and marketing expense. The exclusivity rights under these contracts were generally for an initial one-year period, but were renewable for up to four additional years based on certain performance conditions. The Distributors generally had separate agreements for license rights for unlimited usage of the Assess/2000 product. In the case of one contract, fees payable were 50% of collected revenues until $1,500,000 was received by the Distributor, and 25% of revenue collected thereafter. During fiscal 1998, the $1,500,000 amount had been earned, with all subsequent fees earned at the 25% rate.

The licensing and distributorship fees received from the Distributors, totaling $3,125,000 and $200,000 in 1997 and 1996, respectively, were generally deferred and recognized over a five year period commencing with the signing of the respective agreements. Of these amounts, approximately $865,000 and $1,410,000 is deferred at September 30, 2000 and 1999, respectively. Additional fees of approximately $672,000 for training programs, annual software maintenance, and customer support were received in 1997; of this amount, approximately $115,000 and $135,000 is deferred at September 30, 2000 and September 30, 1999, respectively. The year 2000 project fee expense related to the distributor contracts, included in cost of revenues in the accompanying statements of operations, was approximately $18,000, $166,000 and $346,000 for the years ended September 30, 2000, 1999 and 1998, respectively. The year 2000 expenses related to the distributor contracts, included in sales and marketing expenses, were approximately $55,000, $497,000, and $1,037,000 for the years ended September 30, 2000, 1999 and 1998.


ITEM  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------     ----------------------------------------------------------------

(a)          Financial  Statements

1.        Financial Statements.  The following Financial Statements of Forecross
--        --------------------
Corporation, and the Report of Independent Public Accountants are included at pages F-1 through F-16 of this Annual Report.


DESCRIPTION                                                         PAGE NO.
--------------------------------------------------------------  ----------------
Report of BDO Seidman, LLP,
  Independent Certified Public Accountants . . . . . . . . . .  F-1

Balance Sheets as of September 30, 2000 and 1999 . . . . . . .  F-2
Statements of Operations for each of the Three Years
  in the Period Ended September 30, 2000 . . . . . . . . . . .  F-3
Statements of Shareholders' Deficit for each of the
  Three Years in the Period Ended September 30, 2000 . . . . .  F-4
Statements of Cash Flows for each of the Three Years
  in the Period Ended September 30, 2000 . . . . . . . . . . .  F-5
Notes to Financial Statements. . . . . . . . . . . . . . . . .  F-6 through F-16

2.     Financial Statement Schedule.  The following financial statement schedule
--     ----------------------------
of Forecross Corporation for each of the three years in the period ended September 30, 2000 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Forecross Corporation.

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

     27.1    Financial Data Schedule, September 30, 2000

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

                         Registrant

                         FORECROSS  CORPORATION


January 13, 2001            BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:


       SIGNATURE                    TITLE                          DATE
       ---------                    -----                         -----

/s/ Kim O. Jones            Chief Executive Officer,         January 16, 2000
--------------------------  President and Director
KIM O. JONES                (principal executive officer)


/s/ Bernadette C. Castello  Senior Vice President, Chief     January 16, 2000
--------------------------  Financial Officer and Director
BERNADETTE C. CASTELLO      (principal financial and
                            accounting officer)


                            Director                         January 16, 2000
--------------------------
RICHARD A. CARPENTER

INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT


To  the  Stockholders  and  Board  of  Directors  of  Forecross  Corporation


We have audited the accompanying balance sheets of Forecross Corporation as of September 30, 2000 and 1999, and the related statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended September 30, 2000. We have also audited the Schedule listed in the accompanying index at Item 15. These financial statements and the Schedule are the responsibility of Forecross Corporation's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecross Corporation at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has net capital deficiencies and negative working capital at September 30, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      /s/ BDO SEIDMAN, LLP
                                          BDO SEIDMAN, LLP
                                          San Francisco, California

December  8, 2000, except for Note 14, which is as of January 11, 2001


                                              FORECROSS CORPORATION
                                                 BALANCE SHEETS

                                                                                September 30,
                                                                            2000          1999
                                                                        ------------  ------------
 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    18,833   $     2,740
Accounts receivable, including unbilled receivables of $722,000 and $77,000, net of allowances of $20,000 and
$45,000, respectively (Notes 3 and 6). . . . . . . . . . . . . . . . .    1,043,260       375,893
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       28,499        45,070
                                                                        ------------  ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    1,090,592       423,703
Equipment and furniture, net (Notes 2,  4 and 5) . . . . . . . . . . .      310,639       277,532
Notes receivable from employees . . . . . . . . . . . . . . . . . . .       72,445        68,707
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,746        42,365
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,516,422   $   812,307
                                                                        ============  ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   356,685   $   631,479
Accrued compensation and related benefits (Note 11). . . . . . . . . .      634,903       682,533
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      122,149       158,090
Accrued commissions and distributors' fees (Note 4). . . . . . . . . .       68,375     1,514,650

Payable to factor (Note 6) . . . . . . . . . . . . . . . . . . . . . .      501,243       861,427
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       33,922       184,828

Capital lease obligations, current portion . . . . . . . . . . . . . .       18,094        23,215
Deferred revenue, deferred portion (Notes 2 and 4) . . . . . . . . . .      602,210       684,652
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    2,337,581     4,740,874
Deferred revenue, less current portion (Notes 2 and 4) . . . . . . . .      415,419       980,418
Notes payable to officers and related parties, net (Note 4)  . . . . .      101,082       750,176
Capital lease obligations, less current portion. . . . . . . . . . . .        1,610        19,716
                                                                        ------------  ------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    2,855,692     6,491,184
                                                                        ------------  ------------
Commitments and contingencies (Notes 2, 10, 11 and 12)
Shareholders' deficit (Notes 8, 9 and 10):
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 15,053,380 and 12,191,944, respectively . . . . . . . . .    9,677,253     5,017,582
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .      983,800        27,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (12,000,323)  (10,723,459)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .  ( 1,339,270)  ( 5,678,877)
                                                                        ------------  ------------
  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,516,422   $   812,307
                                                                        ============  ============

   The accompanying notes are an integral part of these financial statements.

                                FORECROSS CORPORATION
                               STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                        September 30,
                                          ----------------------------------------
                                              2000         1999          1998
                                          ------------  ------------  ------------


Net revenues (Notes 2, 3 and 4):
Services and maintenance . . . . . . . .  $ 3,393,802   $ 2,915,347   $ 6,623,752
Software licenses and distributorship
 fees-related parties. . . . . . . . . .      544,995       545,004       545,000
                                          ------------  ------------  ------------
  Total net revenues . . . . . . . . . .    3,938,797     3,460,351     7,168,752
Cost of services and maintenance
 including fees to related parties of
 $18,000, $166,000, and $346,000,
 respectively (Notes 2 and 4). . . . . .    1,355,671     2,745,733     4,419,347
                                          ------------  ------------  ------------
Gross margin . . . . . . . . . . . . . .    2,583,126       714,618     2,749,405
                                          ------------  ------------  ------------
Operating expenses:
Sales and marketing including fees to
 related parties of $55,000, $497,000,
 and $1,037,000,  respectively
 (Note 4)  . . . . . . . . . . . . . . .      719,843     1,047,300     1,838,126
Research and development . . . . . . . .      913,064       728,239     1,520,709

General and administrative . . . . . . .    1,913,832     1,116,528     1,413,312
                                          ------------  ------------  ------------
Total operating expenses . . . . . . . .    3,546,739     2,892,067     4,772,147
                                          ------------  ------------  ------------
Loss from operations . . . . . . . . . .     (963,613)   (2,177,449)   (2,022,742)
Interest expense, net. . . . . . . . . .     (313,251)     (553,131)     (305,110)
                                          ------------  ------------  ------------
Loss before provision for income taxes .   (1,276,864)   (2,730,580)   (2,327,852)
Provision for income taxes (Note 7). . .            -          (800)         (800)
                                          ------------  ------------  ------------
  Net loss . . . . . . . . . . . . . . .   (1,276,864)  $(2,731,380)  $(2,328,652)
                                          ============  ============  ============
Net loss per share - basic and diluted .  $     (0.09)  $     (0.23)  $     (0.20)
                                          ============  ============  ============
Shares used in computing per share data.   13,951,186    12,060,919    11,761,920
                                          ============  ============  ============


   The accompanying notes are an integral part of these financial statements.


                                           FORECROSS CORPORATION
                                    STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                              Additional Paid
                                              Common Stock          in          Accumulated     Total
                                          Shares      Amount      Capital         Deficit      Deficit
                                        ----------- ---------- -------------- -------------  ------------
Balances at October 1, 1997. . . . . .  11,751,612  $4,667,515 $           -  $ (5,663,427)  $  (995,912)
Issuance of common stock upon
 exercise of  warrants (Note 8). . . .      12,000      48,000             -             -        48,000
Net loss . . . . . . . . . . . . . . .           -           -             -    (2,328,652)   (2,328,652)
                                        ----------- ---------- -------------- -------------  ------------
Balances at September 30, 1998 . . . .  11,763,612  $4,715,515 $           -  $ (7,992,079)  $(3,276,564)
Issuance of common stock to warrant
 holders (Note 8). . . . . . . . . . .      10,000      11,250             -             -        11,250
Warrants extended (Note 8) . . . . . .           -           -        27,000             -        27,000
Issuance of common stock for
 cash, net of  stock issuance costs of
 $22,933 (Note 8). . . . . . . . . . .     418,332     290,817             -             -       290,817
Net loss . . . . . . . . . . . . . . .           -           -             -    (2,731,380)   (2,731,380)
                                        ----------- ----------- ------------- -------------  ------------
Balances at September 30, 1999 . . . .  12,191,944  $5,017,582  $     27,000  $(10,723,459)  $(5,678,877)
Issuance of common stock for
 cash, net of stock issuance costs of
 $18,626 (Note 8). . . . . . . . . . .   1,175,000     216,374             -             -       216,374
Issuance of common stock for
 cash, net of stock issuance costs of
 $36,099 (Note 8). . . . . . . . . . .     613,530   1,595,901             -             -     1,595,901
Issuance of common stock for debt
 conversion (Note 8) . . . . . . . . .   1,063,006   2,827,596             -             -     2,827,596
Warrants issued (Note 8) . . . . . . .           -           -       652,000             -       652,000
Exercise of employee stock options . .       9,900      19,800             -             -        19,800
Issuance of Options to Consultants . .           -           -       304,800             -       304,800
Net loss . . . . . . . . . . . . . . .           -           -             -    (1,276,864)   (1,276,864)
                                        ----------- ----------- ------------- -------------  ------------
Balances at September 30, 2000 . . . .  15,053,380  $9,677,253  $    983,800  $(12,000,323)  $(1,339,270)
                                        =========== =========== ============= =============  ============

   The accompanying notes are an integral part of these financial statements.

                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                             For the Years
                                                          Ended September 30,
                                                    2000          1999          1998
                                                ------------- ------------- -------------

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $ (1,276,864) $ (2,731,380) $ (2,328,652)
Adjustments to reconcile net loss to
 net cash used in operating activities-
Provision for uncollectible amounts. . . . . .       (25,000)      (65,001)      124,952
Value of common stock issued and value
 assigned to extension of warrant term . . . .             -        38,250             -
Non-cash compensation expense related
 to Private Placement. . . . . . . . . . . . .       652,000             -             -
Non-cash compensation to consultants . . . . .        29,300             -             -
Depreciation and amortization. . . . . . . . .       249,724       290,703       277,938
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      (642,368)      859,225       529,611
Other assets and accrued interest on notes
 receivable from officers. . . . . . . . . . .        12,452           594       175,191
Accounts payable and accrued liabilities . . .       (83,475)      907,785       939,270
Deferred compensation. . . . . . . . . . . . .       257,701       416,972             -
Deferred revenue . . . . . . . . . . . . . . .      (647,441)     (478,540)     (723,036)
                                                ------------- ------------- -------------
Net cash provided by (used in) operating
 activities. . . . . . . . . . . . . . . . . .    (1,473,971)     (761,392)   (1,004,726)
                                                ------------- ------------- -------------
Cash used in investing activities:
Purchase of equipment and furniture. . . . . .        (7,332)            -      (234,423)
Payments received on loans to key employees. .             -           250           700
                                                ------------- ------------- -------------
  Net cash provided by (used in)
   investing activities. . . . . . . . . . . .        (7,332)          250      (233,723)
                                                ------------- ------------- -------------
Cash flows from financing activities:
Proceeds from factoring of accounts receivable     1,647,042     3,916,279     4,714,085
Repayment of borrowings under factoring
 arrangement . . . . . . . . . . . . . . . . .    (2,007,225)   (3,522,586)   (4,246,351)
Borrowings under note payable to officers or
 Related parties . . . . . . . . . . . . . . .       100,000       192,000       575,000
Repayment of borrowings under notes payable
-officers. . . . . . . . . . . . . . . . . . .       (51,269)     (192,038)            -
Repayment of borrowings under capitalized leases     (23,227)      (18,839)      (29,279)
Net proceeds from issuance of  common shares .     1,832,075       290,817        48,000
                                                 ------------ ------------- -------------
  Net cash provided by financing activities. .     1,497,396       665,633     1,061,455
                                                ------------- ------------- -------------
  Net increase (decrease) in cash. . . . . . .        16,093       (95,509)     (176,994)
Cash at beginning of year. . . . . . . . . . .         2,740        98,249       275,243
                                                ------------- ------------- -------------
Cash at end of year. . . . . . . . . . . . . .  $     18,833  $      2,740  $     98,249
                                                ============= ============= =============


   The accompanying notes are an integral part of these financial statements.

                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS




1.   THE COMPANY:

OPERATIONS:

Forecross  Corporation  ("Forecross"  or  the  "Company")  is  a  publicly  held
California corporation whose common stock is traded on the Over-the-Counter/ Bulletin Board market. Prior to October 28, 1998, the Company's common stock had been traded on the Vancouver Stock Exchange. The Company provides comprehensive automated conversion solutions for migrating existing software applications to new computing platforms, including downsized and client server environments. In addition, during fiscal 1996, the Company introduced its Assess/2000 and Complete/2000 automated conversion software products and related services, which addressed the year 2000 problem. Forecross year 2000 software products assisted in identifying, analyzing and correcting in a highly automated manner those computer programs that contained date logic incapable of correctly process dates in the year 2000 and beyond. The Company's migration services and software products have been designed to meet the specialized requirements of management information systems departments of medium-sized to large commercial and governmental organizations. Forecross also licensed its Assess/2000 software product for use by customers and distributors (see Note
4). The Company's customers include banks and other industrial and commercial corporations in Canada, the United States and Europe.


BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

Through September 30, 2000, the Company had sustained recurring losses from operations and, at September 30, 2000, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the return of migration contracts combined with increased automation of its services for migration projects and cost reduction actions previously implement should improve the Company's profitability in fiscal 2001. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be, successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

The Company has capitalized certain purchased software technology rights which can be used both in connection with its internally developed software products and in alternative standalone applications (see Note 10.) Accordingly, these rights are included with other purchased software in fixed assets, and are being amortized over their estimated useful life of three years.

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

NET  REVENUES  AND  COST  OF  SERVICES  AND  MAINTENANCE:

The Company's migration projects generally range from six to eighteen months in duration. The Company's year 2000 projects ranged from two to eighteen months in duration. Revenues for migration services and year 2000 assessment or renovation projects are recognized using the percentage of completion method in the ratio that actual costs incurred to date bear to total estimated costs at completion. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Reserves provided for estimated adjustments of contract revenues are included as reductions of gross revenues. Cost of revenues is primarily comprised of subcontractors' fees and salaries and benefits of employees assigned to the contracts, and distributors' fees. Subcontractors' fees, salaries and benefits are allocated based on the amount of time devoted to each contract by the subcontractors and employees; distributors' fees are accrued based on revenues earned for specific projects for which the distributors provide services. Billings are issued based upon specific contractual terms which may or may not relate to the percentage of completion for the respective contracts. Unbilled receivables represent revenue recognized in excess of amounts billed. Amounts for billings in excess of revenue recognized are included in deferred revenue.

The Company has authorized several exclusive distributor agreements for specified areas for its Complete/2000 automated conversion software products and related services and methodologies. Under the agreements, the distributor retains exclusive rights for the territory for a specified period. In addition, the Company licensed the rights to use its Assess/2000 software, which as of September 30, 2000, had been sold primarily to the exclusive distributors above. Once collectibility of the distributor and license fees is reasonably assured, and if there are no significant post-delivery obligations, the Company recognizes the fees associated with the exclusivity and the software license ratably over the contractual term (including renewals), generally five years, commencing with the date of the respective signing of the agreements. Costs associated with the licenses for Assess/2000 have been included in research and development expense as such costs did not qualify for capitalization. Costs associated with the marketing and negotiation of distributor customer proposals and/or sales contracts have been included in sales and marketing expense.

Revenues   for  technical  and  sales  training,  maintenance  and  support  are recognized  ratably  over  the  term  of  the  support  period.

RESEARCH  AND  DEVELOPMENT  EXPENSE:

Research and development costs are expensed as incurred. In prior years, certain research and development projects have been funded in part by customers. In such cases, the Company retains ownership of the resulting products, which are developed for resale to multiple customers; both the initial and subsequent customers acquire licenses to use the developed products. During the three years ended September 30, 2000, there were no such customer funded research and development projects.

WARRANTY  EXPENSE:

The Company provides a reserve for warranty costs based upon its estimate of such related costs and expenses. The reserve is accrued ratably as revenues are earned. The accrued warranty reserve is amortized over the related warranty period for the respective contract, typically a period of three months to one year for application migration projects, and six months for year 2000 projects. Amortization for year 2000 projects commenced January 2000 and completed June 2000.

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

Options and warrants to purchase 2,524,268, 975,300 and 993,800 shares of common stock were outstanding at years ended 2000, 1999 and 1998, respectively. These were not included in the calculation of net loss per share as they were anti-dilutive due to losses in all years. See Note 8 "Common Stock" and Note 10 "Stock Option Plan" for details on these securities.


STOCK-BASED  COMPENSATION:

Effective October 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires pro forma disclosure of net income and earnings per share as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic financial statements.


FINANCIAL  INSTRUMENTS:

At September 30, 2000 and 1999, the Company's financial instruments consist of cash, and accounts and notes receivable. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of notes receivable substantially approximate fair value based upon current market interest rates, the short-term maturity of certain of the notes and relative amounts owed. The carrying value of capitalized leases approximates fair value at September 30, 2000, since the leases were entered into during fiscal 1998 at rates which approximate the rates at September 30, 2000.

RECLASSIFICATIONS:

Certain prior-year amounts have been reclassified to conform to current year presentation.

RECENTLY  ISSUED  ACCOUNTING  STATEMENTS:


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

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a  derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which addressed certain implementation issues of SFAS 133.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial Statements no later than the quarter ended September 20, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations or cash flows.


3.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Two customers accounted for approximately 75% and 22% of the accounts receivable balance at September 30, 2000, and four customers accounted for approximately 30%, 18%, 16% and 13% of the accounts receivable balance at September 30, 1999. Additionally, four customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for approximately 26%, 21%, 14% and 13% of total revenues for the fiscal year ended September 30, 2000. Five customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for approximately 16%, 16%, 12%, 11% and 11% of total revenues for the fiscal year ended September 30, 1999. Three customers, including revenues from the Company's Distributors treated as resulting from one customer (see Note 4), accounted for approximately 40%, 12% and 10% of total revenues for the fiscal year ended September 30, 1998. Net revenues from Canadian and European customers were as follows:


                                              Years Ended
                                             September 30,
                                         -------------------
                                          2000   1999   1998
                                         -----  -----  -----
Canada    . . . . . . . . . . . . . . . .  0%     2%     2%
Europe    . . . . . . . . . . . . . . . .  0%     0%     1%



4.   RELATED PARTY TRANSACTIONS:

The Company has certain transactions with related parties in the ordinary course of business as set forth below.

Notes  receivable  and  payable:
-------------------------------

Notes  receivable  and  payable  from  officers  consist  of  the  following:


                                                                   September 30,
                                                               ----------------------
                                                                   2000      1999
                                                               ----------  ----------
5.7 to 10% Uncollateralized notes receivable from Senior Vice
President,   due in varying amounts through September 30, 1999         -      37,013
Accrued interest receivable. . . . . . . . . . . . . . . . . .         -       4,264
                                                                ---------   ---------
  Total receivable from officers . . . . . . . . . . . . . . .         -      41,277
                                                                ---------   ---------
24% Uncollateralized notes payable to president, due
 December 30, 1999 . . . . . . . . . . . . . . . . . . . . . .         -    (262,536)
24% Uncollateralized notes payable to senior vice president,
 due February 28, 2000 . . . . . . . . . . . . . . . . . . . .         -    (120,426)
24% Uncollateralized notes payable to senior vice president,
 due June 30, 2001 . . . . . . . . . . . . . . . . . . . . . .         -    (135,000)
24% Uncollateralized notes payable to senior vice president,
 due July 31, 2001 . . . . . . . . . . . . . . . . . . . . . .         -    ( 57,000)
Accrued interest payable . . . . . . . . . . . . . . . . . . .         -    (216,491)
11.5% Collateralized notes payable to a related party,
 due August 27, 2002 . . . . . . . . . . . . . . . . . . . . .  (100,000)          -
Accrued interest payable . . . . . . . . . . . . . . . . . . .  (  1,082)          -
                                                                ---------   ---------
  Total payable to officers and related parties. . . . . . . .  (101,082)   (791,453)
                                                                ---------   ---------
Notes Payable to officers and related parties, net . . . . . . $(101,082)  $(750,176)
                                                               ==========  ==========

All net notes payable to officers at September 30, 1999 were classified as long-term, as the noteholders committed to extend them to at least October 1, 2000. These notes were converted to equity during March, 2000. (See Note 8).


Software  Licenses  and  Distributorships:
-----------------------------------------

The Company entered into agreements with several entities (the "Distributors") for licenses and distributorship arrangements for its year 2000 software products, Assess/2000 and Complete/2000, and related services. The Distributors are related to each other through some common ownership and management; a shareholder of the Company is a founding investor and officer of each of the other entities. At least one other shareholder of the Company is also an investor in at least one of the Distributors. Under the distributorship agreements, the Distributors received territorially exclusive rights to market year 2000 renovation projects to be performed by the Company using the Complete/2000 software, and year 2000 assessment projects to be performed either by the Company or the Distributor using the Assess/2000 software. In exchange for sales and marketing services and support, customer contact, project management services and staffing for a portion of the on-site work, the Distributor generally received a fee equal to 25% of collected revenues. The Company allocates those fees 25% to cost of services and maintenance, and 75% to sales and marketing expense. The exclusivity rights under these contracts were generally for an initial one-year period, but were renewable for up to four additional years based on certain performance conditions. The Distributors generally had separate agreements for license rights for unlimited usage of the Assess/2000 product. In the case of one contract, fees payable were 50% of collected revenues until $1,500,000 was received by the Distributor, and 25% of revenue collected thereafter. During fiscal 1998, the $1,500,000 amount had been earned, with all subsequent fees earned at the 25% rate.

The licensing and distributorship fees received from the Distributors, totaling $3,125,000 and $200,000 in 1997 and 1996, respectively, were generally deferred and recognized over a five year period commencing with the signing of the respective agreements. Of these amounts, approximately $865,000 and $1,410,000 is deferred at September 30, 2000 and 1999, respectively. Additional fees of approximately $672,000 for training programs, annual software maintenance, and customer support were received in 1997; of this amount, approximately $115,000 and $135,000 is deferred at September 30, 2000 and September 30, 1999, respectively. The year 2000 project fee expense related to the distributor contracts, included in cost of revenues in the accompanying statements of operations, was approximately $18,000, $166,000 and $346,000 for the years ended September 30, 2000, 1999 and 1998, respectively. The year 2000 expenses related to the distributor contracts, included in sales and marketing expenses, were approximately $55,000, $497,000, and $1,037,000 for the years ended September 30, 2000, 1999 and 1998.

5.   EQUIPMENT AND FURNITURE:

Equipment  and  furniture  is  comprised  of  the  following:


                                                 September 30,
                                           -------------------------
                                               2000        1999
                                           ----------- -------------
Computer equipment and software
    (See Note 10) . . . . . . . . . . . .  $ 1,133,067  $   852,137
Furniture and equipment . . . . . . . . .      310,890      310,890
Leasehold improvements  . . . . . . . . .       77,117       77,117
                                            ----------- ------------
      Total Assets                           1,521,074    1,240,144
Accumulated depreciation and amortization   (1,210,435)    (962,612)
                                            ----------- ------------
                                           $   310,639  $   277,532
                                           ============ ============

The net book value of internally developed software, including certain purchased software technology rights, at September 30, 2000 and 1999, are $275,000 and $0 respectively. Amortization of purchased software technology rights was $76,406, $50,000 and $50,000 in the years ended September 30, 2000, 1999 and 1998, respectively.



6.   PAYABLE TO FACTOR:

In October 1995, the Company entered into a recourse factoring agreement with a financial organization whereby the Company is able to obtain financing of up to 80% of purchased trade accounts receivable, with a maximum available limit of $1,250,000. In addition to an administrative fee of 1% of each invoice financed, the Company incurs interest at the rate of 2% per month on the outstanding gross amount of the receivables financed. The Company's obligations under this agreement have been personally guaranteed by the president and senior vice president of the Company, who are significant shareholders of the Company. At September 30, 2000 the Company's outstanding indebtedness under the agreement was $501,000. At September 30, 1999 the Company's outstanding indebtedness under the agreement was $861,000. The agreement may be terminated by either the factor or the Company at any time. The Company is in the process of negotiating lower interest and administrative fee rates in exchange for issuing to the lender warrants to purchase common stock.


7.   INCOME TAXES:

The  components  of  the  provision  for income taxes are summarized as follows:


                                               Years Ended
                                              September 30,
                                          ----------------------
                                           2000    1999    1998
                                          ------  ------  -------

Current:
State . . . . . . . . . . . . . . . . . . $    -  $  800  $  800

Foreign . . . . . . . . . . . . . . . . .      -       -       -
                                          ------  ------  ------
Total provision for income
 Taxes. . . . . . . . . . . . . . . . . . $    -  $  800  $  800
                                          ======  ======  ======

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                 Years Ended
                                                September 30,
                                          -------------------------
                                           2000     1999     1998
                                          ------   ------   -------

Federal Statutory Rate  . . . . . . . . . (34.0)%  (34.0)%  (34.0)%

Beneficial stock and warrant pricing. . .  17.4        -        -

State taxes and other . . . . . . . . . .   9.4     10.5      0.6

Valuation account changes . . . . . . . .   7.2     23.5     33.4
                                          =======  =======  =======




Significant components of the Company's net deferred tax balances are as follows:

                                                        September 30,
                                                --------------------------
                                                    2000         1999
                                                ------------  ------------
Deferred tax assets (liabilities):
Accrual vs. cash basis adjustment  . . . . . .  $   94,000    $   141,000
Deferred revenues  . . . . . . . . . . . . . .     436,000        713,000
Deferred compensation  . . . . . . . . . . . .      82,000        158,000
Net operating loss carryforwards . . . . . . .   3,050,000      2,492,000
State taxes and other .  . . . . . . . . . . .     (44,000)        21,000
                                                ------------  ------------
  Total deferred tax assets. . . . . . . . . .   3,618,000      3,525,000
Valuation allowance. . . . . . . . . . . . . .  (3,618,000)    (3,525,000)
                                                ------------  ------------
  Net deferred tax assets. . . . . . . . . . .  $         -   $         -
                                                ============  ============


Effective September 30, 1999, the Company changed from the cash basis method to the accrual method for income tax purposes. Certain amounts will be amortized into income over a four year period.

Since the Company could not determine if it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance has been provided to eliminate the deferred tax assets at September 30, 2000 and 1999. The increase (decrease) in the valuation allowance was $93,000, $643,0000 and ($778,000) in the years ended September 30, 2000, 1999 and 1998, respectively.

At September 30, 2000, the Company has net operating loss carryforwards for federal and California state income tax purposes of approximately $8,143,000 and $4,011,000, respectively. These carryforwards expire in varying amounts through 2020. Pursuant to the provisions of the Tax Reform Act of 1986, utilization of these net operating loss carryforwards may be subject to an annual limitation due to any greater than 50% change in the ownership of the Company within a three-year period.

8.   COMMON STOCK:

In connection with a December, 1996 private placement, the Company issued to the investors nontransferable warrants to purchase 282,000 shares of common stock. The warrants are exercisable for a period of two years, at a price of $4.00 per share during the first year and at $4.60 per share during the second year. During the year ended September 30, 1998, warrants to purchase 12,000 shares of common stock were exercised resulting in proceeds of $48,000.

In December 1998, the Company extended the expiration date of the remaining 270,000 warrants, scheduled to expire in December 1998, to a new expiration date of December 31, 1999. The value assigned to the warrant extension was $0.10 per warrant. Also, in exchange for the surrender of certain demand registration rights which were held by the same warrant holders, the company issued 10,000 shares of common stock valued at $1.125 per share.

In January 1999, the Company sold in a private placement 418,332 shares of common stock at $0.75 per share, resulting in gross proceeds of $313,750. In connection with the private placement, the Company issued to the placement agent, warrants to purchase 30,000 shares of common stock at $0.75 per share, expiring in five years.

In January 2000, the Company completed a private placement of 1,175,000 shares of common stock at $0.20 per share, resulting in gross proceeds of $235,000.

In March 2000, the Company completed a private placement of 613,530 shares at $2.66 per share, resulting in gross proceeds of $1,632,000. Additionally, 1,063,006 shares were issued to the Company's senior officers and employees, year 2000 distributors and a director, converting Company debt from loans, deferred payroll, travel expenses and year 2000 distributor revenue sharing, to equity at a conversion price of $2.66 per share. The total debt converted into equity was $2,827,596. With each share issued to investors in this private placement and to those converting debt, the Company also issued a warrant to purchase one half share of stock at $2.66 per share at a future date for a total of 838,268 warrant shares. The warrants expire upon the earlier of three years, or 30 days after the 10-day trading average closing price of the Company's common stock equals or exceeds $7.98 per share (if a registration statement covering the underlying shares has been declared effective). In connection with this private placement, the Company also issued to a finder warrants to purchase 200,000 shares of common stock at $2.66 per share which expire in three years. A total of $652,000 in non-cash compensation expense was recorded for the beneficial pricing effect to senior officers, employees, year 2000 distributors and a director.


9.   RESTRICTED STOCK PURCHASE PLAN:

In June 1993, the Board of Directors approved the 1993 Restricted Stock Purchase Plan (the "Plan"). The Plan allows employees and consultants to purchase shares of the Company's common stock at a price not less than the fair value. The maximum aggregate number of shares which may be sold under the Plan is 1,000,000 shares of common stock. No shares were sold under the Plan in 2000, 1999 or 1998.

Shares purchased under the Plan are subject to a right of repurchase by the Company at the original purchase price upon the termination of the purchaser's employment or consulting relationship with the Company. Except for the initial stock purchases in 1993, for which the vesting commenced on June 25, 1992, the right to repurchase generally lapses at the rate of one-third (1/3) after one year from the date of purchase, and one-thirty-sixth (1/36) of the original number of shares purchased per month thereafter. At September 30, 2000 and 1999, no shares are subject to the Company's repurchase option under this provision. No shares were repurchased during the years ended September 30, 2000, 1999 or 1998.

10.  STOCK OPTIONS:

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

Stock  option  activity  under  the  Plan  is  as  follows:


                                     SHARES                         OPTIONS OUTSTANDING
                                   AVAILABLE    ---------------------------------------------------------
                                   FOR GRANT     NUMBER          PRICE       AGGREGATE    WEIGHTED AVG.
                                   UNDER PLAN    OF SHARES      PER SHARE      PRICE      EXERCISE PRICE
                                   ----------  -----------  --------------  ----------- ----------------
Balance, October 1, 1997. . . . .    233,200      703,300   $   1.43-19.00  $2,808,085  $          3.99
Granted or repriced during 1998 .   (164,800)     164,800       8.02-11.50   1,663,996            10.10
Cancelled during 1998 . . . . . .    144,300     (144,300)      4.75-19.00  (1,915,710)           13.28
                                   ----------  -----------  --------------  ----------- ---------------
Balance, September 30, 1998 . . .    212,700      723,800   $   1.43-11.50  $2,556,371  $          3.53
Cancelled during 1999 . . . . . .     53,500      (53,500)      4.75-11.50    (516,180)            9.65
                                   ----------  -----------  --------------  ----------- ---------------
Balance, September 30, 1999 . . .    266,200      670,300   $   1.43-11.50  $2,040,191  $          3.04
Granted during 2000, including
 629,400 shares outside of the
 plan . . . . . . . . . . . . . .   (231,800)     861,200        0.58-3.25   2,121,099             2.46
Exercised during 2000 . . . . . .          -       (9,900)            2.00     (19,800)            2.00
Cancelled during 2000 including
 22,000 shares outside of the
 plan . . . . . . . . . . . . . .     48,600      (70,600)      0.58-11.50    (375,555)            5.32
                                   ----------  -----------  --------------  ----------- ---------------
Balance, September 30, 2000 . . .     83,000    1,451,000   $   0.58-11.50  $3,765,935  $          2.60
                                   ==========  ===========  ==============  =========== ===============


The following table summarizes information with respect to stock options outstanding at September 30, 2000


                              OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------------------  ------------------------
                NUMBER             WEIGHTED AVG.                         NUMBER
RANGE OF        OUTSTANDING AT     REMAINING CONTRACTUAL WEIGHTED AVG.   EXERCISABLE AT     WEIGHTED AVG.
EXERCISE PRICE  SEPTEMBER 30, 2000 LIFE (YEARS)          EXERCISE PRICE  SEPTEMBER 30, 2000 EXERCISE PRICE
=============== ================== ===================== =============== ================== ==============
$0.58-2.00. . .           669,800                  0.68  $         1.23            645,140  $        1.04
2.66-4.75 . . .           702,900                  4.13            3.06            256,022           3.20
8.02-11.50. . .            78,300                  1.98           10.09             77,329          10.07
---------------  ----------------- --------------------  --------------- ------------------ --------------
$0.58-11.50 . .         1,451,000                  2.92  $         2.60            978,491  $        2.32
===============  ================= ==================== ================ ================== ==============

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

In February 2000, the Company's Board of Directors approved the grant of options to purchase an aggregate of 151,800 shares of its common stock to various employees under its 1994 Stock Option Plan. These options are fully vested upon issuance and are exercisable at a price of $0.58 per share for a period of five years. In addition, on March 17, 2000, the Company's Board of Directors approved the grant of options to purchase 80,000 shares of its common stock to a member of its Board of Directors under its 1994 Stock Option Plan and the grant of options to purchase an aggregate of 258,900 shares of its common stock to various employees outside the 1994 Stock Option Plan. All of these options vest over various periods of up to four years, and are exercisable at a price of $3.25 per share for a period of five years.

In April 2000, the Company's Board of Directors approved the grant of options to purchase an aggregate of 340,000 shares of its common stock to two principals of 2000 Technologies,. Inc. 140,000 of these options, valued at $249,000, were issued in exchange for perpetual, exclusive rights to a software product owned and marketed by them, and were fully vested upon issuance. The remainder, which relate to services to be received by the Company, vest ratably on the first, second and third anniversaries of the date of issuance. All of these options were issued outside the 1994 Stock Option Plan, and are exercisable at a price of $2.66 per share for a period of five years. The $249,000 fair value of the options issued for capitalized software is included with other purchased software in fixed assets, and is amortized over a three-year life.

In addition, throughout the 2000 fiscal year, the Company's Board of Directors approved the grant of options to purchase 30,500 shares of its common stock to various employees. All of these options were issued outside the 1994 Stock Option Plan, and are exercisable at various prices from $1.00 to $1.44 per share for a period of five years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been the unaudited pro forma amounts indicated below:


                                                                 Years Ended
                                                                September 30,
                                                   ---------------------------------------
                                                       2000          1999          1998
                                                   ------------  ------------  -----------
Net loss . . . . . . . . . . . . . .  As reported  $(1,276,864)  $(2,731,380)  $(2,328,652)
                                      Pro forma    $(1,477,568)  $(2,771,871)  $(2,893,374)

Net loss per share-basic and diluted  As reported  $     (0.09)  $     (0.23)  $     (0.20)
                                      Pro forma    $     (0.11)  $     (0.23)  $     (0.25)


The fair value of the Company's stock option grants is amortized over the vesting period. The average fair values of options granted during the years ended September 30, 2000 and 1998, (including repriced options) were $1.90 and $2.35 respectively. There were no stock options granted in the year ended September 30, 1999. The fair value was estimated as of the date of grant using a modified Black-Scholes option pricing method based upon the following weighted average assumptions for 2000 and 1998:


                                       Years Ended
                                      September 30,
                                     ---------------
                                      2000    1998
                                     ------- -------
Expected life (years). . . . . .     2.25    2.10
Expected volatility. . . . . . .     185 %   116 %
Risk free interest rate. . . . .     6.00%   5.60%


11.  PROFIT SHARING AND RETIREMENT PLANS:

The Company has a 401(k) profit sharing plan covering substantially all employees, under which employees may defer their eligible compensation (up to the statutorily and 401(k) plan prescribed limits) and have the amount of the deferral contributed to the 401(k) plan. Employees who have completed one year of service may, at the company's sole discretion, receive a matching contribution from the company up to a maximum of 4% of the participants eligible compensation. The Company's cost of the 401(k) profit sharing plan was $61,010 (of which $11,940 is non-discretionary), $71,682, and $73,499 in the fiscal years ended September 30, 2000, 1999 and 1998, respectively. For the plan years ended December 31, 2000 and 1999, respectively, $66,149 and $84,337, plus penalties and interest, have not yet been funded by the Company.

The Company also has a Money Purchase Pension Plan (Pension Plan). The Company was required to contribute 10% of total participant compensation through December 1992 and 6% of total participant compensation from January 1, 1993 through December 31, 1994. Effective January 1, 1995, contributions to the Pension Plan were discontinued, as the Company now contributes to the 401(k) Plan as described above. There were no contributions to this Plan during 2000, 1999 or 1998.


12.  LEASE COMMITMENTS:

The Company leases office space and equipment under operating leases. Rent expense under operating leases was $318,277, $302,495, and $354,684 in the fiscal years ended September 30, 2000, 1999 and 1998, respectively. As of September 30, 2000, future minimum lease payments under operating leases are as follows:


Years Ending September 30,
--------------------------
2001 . . . . . . . . . . .  $  299,000
2002 . . . . . . . . . . .      75,000
                            ----------
                            $  374,000
                            ==========

Minimum payments to be received by the Company for the sublease of office space are $68,750 and $17,190 for the years ended September 30, 2001 and 2002 respectively.


13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                         Years Ended
                                        September 30,
                                 ----------------------------
                                   2000      1999      1998
                                 --------  --------  --------


Interest paid . . . . . . . . .  $184,430  $260,410  $220,053


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:


                                                               Years Ended
                                                               September 30,
                                                        ----------------------------
                                                            2000      1999      1998
                                                        ---------  ---------  ---------


Writeoff of accounts receivable against accrued
 distributors' fees related thereto . . . . . . . . .   $      -   $      -   $288,302
Acquisition of equipment and furniture through
 capital lease  . . . . . . . . . . . . . . . . . . .          -          -     70,946
Accrued interest on notes payable to officers and
 related parties. . . . . . . . . . . . . . . . . . .      1,082    120,954     90,405
Options issued to purchase software . . . . . . . . .    275,500          -          -



14.  QUARTERLY INFORMATION (unaudited)

The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.


                                                       Second      Third
                                                      Quarter     Quarter
                                           First     (as revised  (as revised   Fourth
                                          Quarter     see below)   see below)  Quarter      2000
                                        ----------- ------------ ----------- -----------  ------------
                      Year Ended 2000
Net revenue                             $1,416,905  $   512,816  $  993,567  $1,015,509   $ 3,938,797
Gross profit                               864,852      296,551     790,885     630,838     2,583,126
Operating income (loss)                    107,268     (912,305)    (48,347)   (110,229)     (963,613)

Net loss                                $  (34,586) $(1,029,364) $  (66,155) $ (146,759)  $(1,276,864)

   Basic and diluted loss
    per common share                        $(0.00)      $(0.08)     $(0.00)     $(0.01)       $(0.09)


                                           First       Second      Third       Fourth
                                          Quarter      Quarter     Quarter     Quarter       1999
                                        ----------- ------------ ----------- -----------  ------------
                      Year Ended 1999
Net revenue                             $  759,915  $   960,618  $  903,123  $  836,695   $ 3,460,351
Gross profit                               117,309      263,507     343,440      (9,638)      714,618
Operating loss                            (635,123)    (452,906)   (392,339)   (697,081)   (2,177,449)

Net loss                                $ (769,111) $  (566,701) $ (542,744) $ (852,824)  $(2,731,380)

   Basic and diluted loss per
    common share                            $(0.07)      $(0.05)     $(0.04)     $(0.07)       $(0.23)



The 2000 results have been retroactively restated for the second and third quarters to reflect certain corrections as follows:

                                    Second Quarter                            Third Quarter
                       -------------------------------------------  -----------------------------------------
                           As                                            As
                        Originally                        As          Originally                       As
                         Reported    Adjustments         Adjusted      Reported   Adjustments        Adjusted
                        -----------  -----------  --   -----------   ----------   -----------  ---   --------

Net Revenue . . . . .   $   512,816  $                 $   512,816    $ 993,567    $                 $993,567
Gross Margin  . . . .       296,550                        296,551      790,885                       790,885
Loss from operations.    (1,214,305)     302,000    a     (912,305)     (11,957)    (36,390)    b,c   (48,347)

Net Loss. . . . . . .   $(1,331,364)  $  302,000    a  $(1,029,364)   $ (29,765)   $(36,390)    b,c  $(66,155)

Basic and Diluted
 loss per common
 share. . . . . . . .       $(0.10)       $0.02             $(0.08)      $(0.00)     $(0.00)           $(0.00)
                       --------------------------------------------  -----------------------------------------

                                                                     Second          Third
                                                                     Quarter        Quarter
a.  The  beneficial  pricing effect  discussed  in  Note 8
related to the  purchase  of  stock  by  certain  officers,  a director, employees and Company distributors was inadvertently
incorrectly calculated                                             $(302,000)       $     -

b.  Amortization of  purchased  software  costs  discussed  in
Note 10 was inadvertently not recorded timely                              -         21,740

c.  Options  issued  related to services  discussed in Note 10
were inadvertently not recorded timely                                     -         14,650
                                                                   ---------       ---------
Required adjustments                                               $(302,000)       $36,390
                                                                   ==========      =========


                                        FORECROSS CORPORATION
                                  VALUATION AND QUALIFYING ACCOUNTS




                                                      Additions -         Deductions-
                                     Balance,        Charges to           Write-offs        Balance,
                                   Beginning of   Revenues or Costs       Charged to        End of
                                      Period       and Expenses (1)         Reserve         Period
                                   -------------  -----------------   -----------------  ------------
ALLOWANCES  AGAINST  RECEIVABLES:
--------------------------------

Year Ended September 30,
2000. . . . . . . . . . . . . .    $    45,000    $        (25,000)   $              -   $    20,000

1999. . . . . . . . . . . . . .        136,650             (65,001)             26,649        45,000

1998. . . . . . . . . . . . . .        300,340             124,952             288,642       136,650


DEFERRED TAX ASSET VALUATION ALLOWANCES:
---------------------------------------

Year Ended September 30,
2000 . . . . . . . . . . . . .      $3,525,000    $               -   $        (93,000)  $ 3,618,000

1999 . . . . . . . . . . . . .       2,882,000                    -           (643,000)*   3,525,000

1998. . . . . . . . . . . . .        2,104,000                    -           (778,000)*   2,880,000


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

     27.1    Financial Data Schedule, September 30, 2000

          +  Previously filed as part of the Company's Form 10/A, effective June 16, 1998.

          *  The Company has requested that certain portions of the documents be given confidential  treatment.  The entire documents, including the redacted portions, have  been  filed  with  the  SEC.