Form 10-Q
period 2000-12-31
FORECROSS CORP
filed 2001-02-20
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 2000

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



     Shares outstanding of the Registrant's common stock:
     Class                                   Outstanding at December 31, 2000
Common Stock, no par value                            15,053,380

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at December 31, 2000 (unaudited) and September 30, 2000

     Statements of Operations (unaudited) for the three months ended December 31, 2000 and 1999

     Statements of Cash Flows (unaudited) for the three months ended December 31, 2000 and 1999

     Statements of Shareholders' Deficit (unaudited) for the three months ended December 31, 2000 and 1999

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

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION





                                     FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           Dec.31,     Sept. 30,
                                                                            2000          2000
                                                                        ------------  -----------
                                                                        (Unaudited)     (Audited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,166   $    18,833
Accounts receivable, including unbilled receivables of $469,000
and $722,000, net of allowance of $20,000 and $20,000, respectively  .      737,418     1,043,260
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       35,986        28,499
                                                                        ------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      774,570     1,090,592

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      282,075       310,639
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       73,380        72,445
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,746        42,746
                                                                        ------------  -----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,172,771   $ 1,516,422
                                                                        ============  ===========

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   298,127   $   356,685
Accrued compensation and related benefits  . . . . . . . . . . . . . .      728,131       634,903
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      150,825       122,149
Accrued commissions and distributors' fees . . . . . . . . . . . . . .       64,057        68,375
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      545,242       501,243
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       39,026        33,922
Capital lease obligations due within one year. . . . . . . . . . . . .       13,705        18,094
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      864,990       602,210
                                                                        ------------  -----------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    2,704,103     2,337,581

Deferred revenue, less current portion . . . . . . . . . . . . . . . .      274,170       415,419
Notes payable to related parties, net  . . . . . . . . . . . . . . . .      103,957       101,082
Capital lease obligations, less current portion. . . . . . . . . . . .            -         1,610
                                                                        ------------  -----------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    3,082,230     2,855,692
                                                                        ------------  -----------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 15,053,380. . . . . . . . . . . . . . . . . . . . . . . .    9,677,253     9,677,253
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .    1,013,089       983,800
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (12,599,802)  (12,000,323)
                                                                        ------------  -----------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (1,909,459)   (1,339,270)
                                                                        ------------  -----------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,172,771   $ 1,516,422
                                                                        ============ ============


                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended
                                                  December 31,
                                          --------------------------
                                              2000          1999
                                          ------------  ------------
                                          (Unaudited)   (Unaudited)

Net revenue:
Services and maintenance . . . . . . . .  $   335,333   $ 1,280,654
Software licenses and distributorship
  fees-related parties . . . . . . . . .      136,248       136,251
                                          ------------  ------------
  Total net revenue. . . . . . . . . . .      471,581     1,416,905
Cost of services and maintenance
  including fees to related parties of
  $0 and $41,000 . . . . . . . . . . . .      404,201       552,052
                                          ------------  ------------
Gross margin . . . . . . . . . . . . . .       67,380       864,853
                                          ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $0 and $123,000 . .      156,631       276,725
Research and development . . . . . . . .      186,719       198,391
General and administrative . . . . . . .      275,461       282,469
                                          ------------  ------------
Total operating expenses . . . . . . . .      618,811       757,585
                                          ------------  ------------
Income (loss) from operations  . . . . .     (551,431)      107,268
Interest expense, net. . . . . . . . . .      (46,447)     (141,854)
                                          ------------  ------------
Loss before provision for
  income taxes . . . . . . . . . . . . .     (597,878)      (34,586)
Provision for income taxes . . . . . . .       (1,600)            -
                                          ------------  ------------
  Net loss . . . . . . . . . . . . . . .  $  (599,478)  $   (34,586)
                                          ============  ============
Net loss per share - basic
  and diluted  . . . . . . . . . . . . .   $    (0.04)  $     (0.00)
                                          ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   15,053,380    12,316,944
                                          ============  ============



                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended December 31,
                                                    2000        1999
                                                ------------ ------------
                                                (Unaudited)  (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $  (599,478) $   (34,586)
Adjustments to reconcile net loss to  net cash
  provided by (used in) operating activities-
Non-Cash compensation to consultants . . . . .       14,650            -
Depreciation and amortization. . . . . . . . .       43,203       65,997
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      305,842      (36,047)
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       (8,422)      16,480
Accounts payable and accrued liabilities . . .       (8,921)     364,422
Deferred Compensation. . . . . . . . . . . . .       75,928      118,631
Deferred Distributor revenue . . . . . . . . .     (141,249)    (141,252)
Other deferred revenue (net) . . . . . . . . .      262,780        7,435
                                                ------------   ----------
Net cash provided by (used in) operating
activities . . . . . . . . . . . . . . . . . .      (55,667)     361,080
                                                ------------   ----------


Cash flows from financing activities:
Proceeds from factoring of accounts receivable      545,243      643,925
Repayment of borrowings under factoring
  arrangement . . . . . . . . . . . . . . . . .    (501,244)  (1,062,409)
Repayment of borrowings under  notes payable
  -officers. . . . . . . . . . . . . . . . . .            -      (27,171)
Repayment of borrowings under capitalized leases     (5,999)      (5,146)
Net proceeds from issuance of  common shares .            -      100,000
                                                ------------   ----------
  Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . .       38,000     (350,801)
                                                ------------   ----------
  Net increase (decrease) in cash. . . . . . .      (17,667)      10,279
Cash at beginning of period. . . . . . . . . .       18,833        2,740
                                                ------------   ----------
Cash at end of period  . . . . . . . . . . . .  $     1,166    $  13,019
                                                ============   ==========


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $    45,775    $  79,427
                                                ============   ==========

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers
 and related parties . . . . . . . . . . . . .  $     2,875    $  34,088
                                                ============   ==========


Options issued for software development. . . .  $    14,638    $       -
                                                ============   ==========


                                          FORECROSS CORPORATION
                                  STATEMENTS OF SHAREHOLDERS' DEFICIT
                                              (unaudited)

                                            Common Stock          Additional     Accumulated
                                        Shares       Amount     Paid in Capital    Deficit        Total
                                      -----------  -----------  --------------- -------------  ------------

Balances at October 1, 2000. . . . .  15,053,380   $9,677,253   $    983,800    $(12,000,323)  $(1,339,270)

Issuance of Options to Consultants .           -            -         29,289               -        29,289

Net loss . . . . . . . . . . . . . .           -            -              -        (599,478)     (599,478)
                                      -----------  -----------  -------------  --------------  ------------
Balances at December 31, 2000. . . .  15,053,380   $9,677,253   $  1,013,089   $ (12,599,801)  $(1,909,459)
                                      ===========  ===========  =============  ==============  ============





                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements of Forecross Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended September 30, 2000. The interim financial information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The interim financial statements should be read in connection with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.


2. BASIS OF PRESENTATION AND GOING CONCERN:

Through December 31, 2000, the Company had sustained recurring losses from operations and, at December 31, 2000, had a shareholders' deficit of $1,909,000 and a net working capital deficiency of $1,930,000. In addition, revenues for the quarter ended December 31, 2000 declined approximately $472,000 from $1,417,000 during the same period in 1999, and at December 31, 2000, the Company's cash had declined significantly. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the return of migration contracts combined with increased automation of its services for migration projects and cost reduction actions previously implemented should improve the Company's profitability in fiscal 2001. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be, successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Two customers accounted for approximately 83% and 10% of the accounts receivable balance at December 31, 2000, and two customers accounted for approximately 75% and 22% at September 30, 2000. Additionally, four customers, including revenue from the Company's Distributors treated as resulting from one customer, accounted for approximately 30%, 26%, 21% and 15% of total revenue for the three months ended December 31, 2000. Four customers, including revenue from the Company's Distributors treated as resulting from one customer, accounted for approximately 35%, 23%, 11% and 10% of total revenue for the three months December 31, 1999.




  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  -------       -------------------------------------------------

The following summary of our material activities for the three months ended December 31, 2000 and 1999 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

The financial results reported herein do not indicate the financial results that we may achieve in any future period. Other than the historical facts contained in this document, this Quarterly Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include concentration of credit, outstanding indebtedness, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. For a discussion of such risks and uncertainties see our Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

RESULTS  OF  OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED
                               DECEMBER 31, 1999

Total revenue for the three months ended December 31, 2000 was $472,000 as compared to $1,417,000 for the same period of 1999, a decrease of 67%. Migration services revenue for the period contributed $247,000 as compared to $111,000 a year ago. Year 2000 services revenue accounted for $1,057,000 in 1999 with no revenue in 2000. Revenue from consulting totaled $83,000 as compared to $108,000 in 1999, and revenue from the amortization of deferred year 2000 distributor licenses and fees remained at $141,000 for both periods. Two factors contributed to our migration revenue in the 2000 period being less than forecast. First, we experienced delays in signing new business until late in the reporting period. We also had unanticipated challenges in processing non-standard and unique programming in a portion of one of our client's applications, resulting in a slowing in completion of billable and revenue generating milestones and lower gross margins. We believe this issue has been substantially resolved and represented a non-recurring anomaly in the nature of the client code. Project revenue is recognized on the cost-of-completion method, using estimates of the costs remaining. Backlog was $1,402,000 at December 31, 2000, as compared to $993,000 at September 30, 2000 and $282,000 at December 31, 1999.

Gross margin was $67,000 and $865,000 for the three months ended December 31, 2000 and 1999, respectively. Gross margin percentages were 14% and 61% for the these periods. The decrease in gross margin and gross margin percentage was due to the end of the higher-margin year 2000 services, and to the previously mentioned challenges, where unanticipated costs were being incurred in the current quarter to analyze and provide a solution for the non-standard programming.

Sales and marketing expenses were $157,000 in the three months ended December 31, 2000 as compared to $277,000 in the same period of 1999. Distributor fees of $123,000 were included in the 1999 quarter.

Research and development expenses decreased to $187,000 at December 31, 2000 from $198,000 in the corresponding quarter of 1999. Development efforts in the 2000 quarter generally related to our XML-related offerings, while work performed in the quarter ended December 31, 1999 were for enhancements to our migration products.

General and administrative expenses were $275,000 and $282,000, in the three months ended December 31, 2000 and 1999, respectively.

Net interest expense was $46,000 for the three months ended December 31, 2000 as compared to $142,000 in the 1999 quarter, reflecting the elimination of debt to the company's senior officers and to year 2000 distributors as part of the debt to equity conversion completed in March 2000.

The overall net loss for the three months ended December 31, 2000 was $599,000 or $0.04 per share compared with a loss of $35,000 or $0.00 per share for the three months ended December 31, 1999 (based on the weighted average number of shares outstanding during the respective periods).

LIQUIDITY  AND  CAPITAL  RESOURCES

Through December 31, 2000, we sustained recurring losses from operations and, at December 31, 2000, we had a shareholders' deficit of $1,909,000 and a net working capital deficiency of $1,930,000. In addition, revenues for the quarter ended December 31, 2000 declined approximately $472,000 from $1,417,000 during the same period in 1999, and at December 31, 2000, our cash had declined significantly. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 2 of Notes to Financial Statements. The opinion of our independent certified public accountants on the audited financial statements for the year ended September 30, 2000 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern.

For the three months ended December 31, 2000, operations were funded by a payment received for future consulting services, by cash derived from short-term receivables financing, by deferral of salaries of senior officers, and by the collection of accounts receivable.

In December 2000 we received $300,000 from a client, of which approximately 75% was an advance payment against future XML-related consulting services. We expect the advance portion will be earned and billed over the next two quarters.

A factoring agreement with a financial institution allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At December 31, 2000, $545,000 was outstanding under the agreement and at September 30, 2000, $501,000 was outstanding. The agreement, established in October 1995, may be terminated by either the factor or us at any time.


We are aggressively pursuing new opportunities for migration services, including developing products and services specifically marketable to businesses currently using legacy systems but needing to migrate to more web-friendly platforms. We expect additional revenue in the second quarter of fiscal 2001 from some of the migration contracts currently under negotiation. We are closely monitoring our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support our operations or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

If we can obtain the anticipated level of new business, and continue the use of short-term receivables financing, we believe we will have sufficient funds to meet our needs through the balance of fiscal 2001. Cash from operations and the other sources described above may not be achieved or may not be sufficient for our needs. While we have not experienced difficulty in attracting or retaining qualified personnel in the past, any future problems in this area may have a material negative affect on our results of operations.

We  anticipate  that   our   capital  expenditures  for  fiscal  2001  will   be
under $75,000.   Cash  and  cash  equivalents  on hand at December 31, 2000 were
$1,166 as compared to $18,833 at September 30, 2000.

                           PART II-OTHER INFORMATION

  Item  1.  Legal Proceedings
                None.

  Item  2. Recent Sales of Unregistered Securities
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

     27.1    Financial Data Schedule, December 31, 2000


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

                         Registrant

                         FORECROSS  CORPORATION


February 20, 2000          BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer