Form 10-Q/A
period 2000-03-31
FORECROSS CORP
filed 2001-05-21
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q/A

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



     Shares outstanding of the Registrant's common stock:
     Class                                   Outstanding at April 30, 2001
Common Stock, no par value                            15,0453,380

                              FORECROSS CORPORATION

                                    FORM 10-Q/A

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at March 31, 2000 (unaudited and restated, see Note 2) and September 30, 1999

     Statements of Operations (unaudited) for the three and six months ended March 31, 2000 (restated, see Note 2) and 1999

     Statements of Cash Flows (unaudited) for the six months ended March 31, 2000 (restated, see Note 2) and 1999

     Statement of Shareholder Deficit at March 31, 2000 (restated, see Note 2)

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

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION





                                     FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           Mar.31,     Sept. 30,
                                                                            2000          1999
                                                                        ------------  -----------
                                                                        (Unaudited)     (Audited)
                                                                         (Restated)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,219,550   $     2,740
Accounts receivable, including unbilled receivables of $26,295
and $77,384, net of allowance of $20,000 and $45,000, respectively . .      494,355       375,893
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       21,473        45,070
                                                                        ------------  ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    1,735,378       423,703

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      152,861       277,532
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       70,576        68,707
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,365        42,365
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,001,180   $   812,307
                                                                        ============  ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   623,340   $   631,479
Accrued compensation and related benefits  . . . . . . . . . . . . . .      641,455       682,533
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      157,749       158,090
Accrued commissions and distributors' fees . . . . . . . . . . . . . .       32,475     1,514,650
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      398,487       861,427
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       95,691       184,828
Capital lease obligations due within one year. . . . . . . . . . . . .       27,714        23,215
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      736,471       684,652
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    2,713,382     4,740,874

Deferred revenue, less current portion . . . . . . . . . . . . . . . .      697,917       980,418
Notes payable to officers, net   . . . . . . . . . . . . . . . . . . .            -       750,176
Capital lease obligations, less current portion. . . . . . . . . . . .        4,737        19,716
                                                                        ------------  ------------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    3,416,036     6,491,184
                                                                        ------------  ------------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 15,043,480 and 12,191,944, respectively . . . . . . . . .    9,693,553     5,017,582
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .      679,000        27,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (11,787,409)  (10,723,459)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (1,414,856)   (5,678,877)
                                                                        ------------  ------------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 2,001,180   $   812,307
                                                                        ============ =============


                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended      For the Six Months Ended
                                                    March 31,                      March 31,
                                          ---------------------------     --------------------------
                                              2000          1999               2000        1999
                                          ------------  ------------      ------------  ------------
                                          (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)
                                           (Restated)                      (Restated)

Net revenue:
Services and maintenance . . . . . . . .  $   376,568   $   824,367       $ 1,657,222   $ 1,448,031
Software licenses and distributorship
  fees-related parties . . . . . . . . .      136,248       136,251           272,499       272,502
                                          ------------  ------------      ------------  ------------
  Total net revenue . . . . . . . . . .       512,816       960,618         1,929,721     1,720,533
Cost of services and maintenance
  including fees to related parties of
  ($23,000), $31,000, $18,000 and
  $62,000 respectively . . . . . . . . .      216,266       697,111           768,318     1,339,717
                                          ------------  ------------      ------------  ------------
Gross margin . . . . . . . . . . . . . .      296,550       263,507         1,161,403       380,816
                                          ------------  ------------      ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of ($68,000), $94,000,
  $55,000 and $201,000 respectively. . .       41,667       230,917           318,392       455,776
Research and development . . . . . . . .      235,775       186,621           434,166       404,659
General and administrative . . . . . . .      931,413       298,875         1,213,882       608,410
                                          ------------  ------------      ------------  ------------
Total operating expenses . . . . . . . .    1,208,855       716,413         1,966,440     1,468,845
                                          ------------  ------------      ------------  ------------
Loss from operations . . . . . . . . . .     (912,305)     (452,906)         (805,037)   (1,088,029)
Interest expense, net. . . . . . . . . .     (117,059)     (112,995)         (258,913)     (246,983)
                                          ------------  ------------      ------------  ------------
Loss before provision for
  income taxes . . . . . . . . . . . . .   (1,029,364)     (565,901)       (1,063,950)   (1,335,012)
Provision for income taxes . . . . . . .            -           800                 -           800
                                          ------------  ------------      ------------  ------------
  Net Loss . . . . . . . . . . . . . . .  $(1,029,364)  $  (566,701)      $(1,063,950) $ (1,335,812)
                                          ============  ============      ============  ============
Net loss per share - basic
  and diluted  . . . . . . . . . . . . .   $    (0.08)  $     (0.05)      $     (0.08)  $     (0.11)
                                          ============  ============      ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   13,617,328    12,087,361        13,006,449    11,948,611
                                          ============  ============      ============  ============



                             FORECROSS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                     For the Six Months
                                                      Ended March 31,
                                                    2000          1999
                                                ------------  ------------
                                                 (Unaudited)   (Unaudited)
                                                  (Restated)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . .    $(1,063,950)  $(1,335,812)
Adjustments to reconcile net loss to  net cash
  provided by (used in) operating activities-
Provision for uncollectible amounts                 (25,000)     (106,649)
Non Cash compensation expense related to
Private Placement  . . . . . . . . . . . . . .      652,000             -
Value of common stock issued and value
  assigned to extension of warrant term. . . .            -        38,250
Depreciation and amortization. . . . . . . . .      124,671       151,305
Deferred Compensation. . . . . . . . . . . . .      258,728             -
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      (93,462)      844,761
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       21,728        12,172
Accounts payable and accrued liabilities . . .      249,092       308,786
Deferred revenue . . . . . . . . . . . . . . .     (230,682)     (276,477)
                                                ------------  ------------
Net cash provided by (used in)operating
activities . . . . . . . . . . . . . . . . . .     (106,875)     (363,644)
                                                ------------  ------------

Cash flows from investing activities:
  Payments received on loans to key employees             -           150
                                                ------------  ------------

Cash flows from financing activities:
Proceeds from factoring of accounts receivable      927,662     1,874,548
Repayment of borrowings under factoring
  arrangement . . . . . . . . . . . . . . . . .  (1,390,602)   (1,735,324)
Repayment of borrowings under  notes payable
  -officers. . . . . . . . . . . . . . . . . .      (51,269)     (118,566)
Repayment of borrowings under capitalized leases    (10,480)      (10,582)
Net proceeds from issuance of  common shares .    1,848,374       290,817
                                                ------------  ------------
  Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . .    1,323,685       300,893
                                                ------------  ------------
  Net increase (decrease) in cash. . . . . . .    1,216,810       (62,621)
Cash at beginning of period. . . . . . . . . .        2,740        98,249
                                                ------------  ------------
Cash at end of period  . . . . . . . . . . . .  $ 1,219,550   $    35,628
                                                ============  ============


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $   129,901   $    96,473
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
                                                ============  ============



                                    FORECROSS CORPORATION
                              STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                  Additional
                                            Common Stock        Paid In Capital  Accumulated       Total
                                        Shares       Amount       (Restated)       Deficit        Deficit
                                      -----------  -----------  --------------- -------------  ------------

Balances at October 1, 1999. . . . .  12,191,944   $5,017,582   $      27,000   $(10,723,459)  $(5,678,877)

Issuance of common stock for
cash, net of  stock issuance
costs of $18,626 (Note 5). . . . . .   1,175,000      216,374               -              -       216,374

Issuance of common stock for cash. .     613,530    1,632,000               -              -     1,632,000

Issuance of common stock for debt
conversion (Note 5). . . . . . . . .   1,063,006    2,827,596               -              -     2,827,596

Warrants issued (Note 5) . . . . . .           -            -         652,000              -       652,000

Net loss . . . . . . . . . . . . . .           -            -               -     (1,063,950)   (1,063,950)
                                      -----------  -----------  -------------  --------------  ------------
Balances at March 31, 2000 . . . . .  15,043,480   $9,693,552   $     679,000  $ (11,787,409)  $(1,414,857)
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


2.  RESTATEMENT OF FINANCIAL DATA AT 3/31/00

The following adjustment has already been noted and included in the 10-K document filed for the fiscal year ending September 30, 2000.

In the quarter ending March 31, 2000, the beneficial pricing effect of warrants to purchase stock was inadvertently incorrectly calculated. These warrants were issued to certain officers, a director, employees and Company distributors. The net effect of the restatement was to reduce operating expenses by $302,000 and to reduce additional paid in capital by the same amount.

The 2000 results were amended as follows:

                                     Second Quarter
                        ------------------------------------------
                            As
                        Originally                       As
                         Reported     Adjustments      Adjusted
                        -----------   ------------   -------------

NET REVENUE . . . . .   $   512,816   $              $   512,816
Gross Margin  . . . .       296,550                      296,551
Loss from operations.    (1,214,305)      302,000       (912,305)
Net Loss. . . . . . .   $(1,331,364)  $   302,000    $(1,029,364)
Basic and Diluted
 loss per common
 share. . . . . . . .        $(0.10)        $0.02         $(0.08)
                        -----------------------------------------


3. BASIS OF PRESENTATION AND GOING CONCERN:

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

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

5.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

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


6.  COMMON STOCK:

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




RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 (RESTATED) COMPARED TO THREE MONTHS ENDED
                               MARCH 31, 1999

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

General and administrative expenses were $931,000 and $299,000, in the three months ended March 31, 2000 and 1999, respectively. Most of this increase was due to the non-recurring $652,000 non-cash compensation expense related to the issuance of common stock and warrants in the March 31, 2000 Private Placement.

Net interest expense was $117,000 for the three months ended March 31, 2000 as compared to $113,000 in the 1999 quarter, reflecting the continued use of short-term receivables financing, loans from our senior officers, and extended payment terms from our distributors to meet our working capital needs.

The overall net loss for the three months ended March 31, 2000 was $1,029,000 or $0.08 per share compared with a loss of $567,000 or $0.05 per share for the three months ended March 31, 1999 (based on the weighted average number of shares outstanding during the respective periods).




SIX MONTHS ENDED MARCH 31, 2000 (RESTATED) COMPARED TO SIX MONTHS ENDED
                               MARCH 31, 1999

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

General and administrative expenses were $1,214,000 and $608,000, for the year to date periods. Most of this increase was due to the non-recurring $652,000 non-cash compensation expense related to the issuance of common stock and warrants in the March 31, 2000 Private Placement.

Net interest expense was $259,000 for the six months ended March 31, 2000 as compared to $247,000 in 1999.

The overall net loss for the six months ended March 31, 2000 was $1,064,000 or $0.08 per share compared with a loss of $1,336,000 or $0.11 per share for the six months ended March 31, 1999 (based on the weighted average number of shares outstanding during the respective periods).


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

                         Registrant

                         FORECROSS  CORPORATION


Restated May 18, 2001     BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer