Form 10-Q
period 2001-03-31
FORECROSS CORP
filed 2001-05-21
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2001

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



     Shares outstanding of the Registrant's common stock:
     Class                                   Outstanding at April 30, 2001
Common Stock, no par value                            15,053,380

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at March 31, 2001 (unaudited) and September 30, 2000

     Statements of Operations (unaudited) for the three and six months ended March 31, 2001 and 2000

     Statements of Cash Flows (unaudited) for the six months ended March 31, 2001 and 2000

     Statements of Shareholders' Deficit (unaudited) for the six months ended March 31, 2001 and 2000

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

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION





                                     FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           March 31,     Sept. 30,
                                                                            2001          2000
                                                                        ------------  ------------
                                                                        (Unaudited)     (Audited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,790   $    18,833
Accounts receivable, including unbilled receivables of $601,000
and $722,000, net of allowance of $20,000 and $20,000, respectively  .      844,982     1,043,260
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       33,132        28,499
                                                                        ------------  ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      880,904     1,090,592

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      219,442       310,639
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       74,314        72,445
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,546        42,746
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,217,206   $ 1,516,422
                                                                        ============  ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   410,913   $   356,685
Accrued compensation and related benefits  . . . . . . . . . . . . . .      993,783       634,903
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      143,735       122,149
Accrued commissions and distributors' fees . . . . . . . . . . . . . .       97,083        68,375
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      381,199       501,243
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       43,661        33,922
Capital lease obligations due within one year. . . . . . . . . . . . .        4,725        18,094
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,020,976       602,210
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    3,096,075     2,337,581

Deferred revenue, less current portion . . . . . . . . . . . . . . . .      132,921       415,419
Notes payable to related parties, net  . . . . . . . . . . . . . . . .      106,832       101,082
Capital lease obligations, less current portion. . . . . . . . . . . .            -         1,610
                                                                        ------------  ------------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    3,335,828     2,855,692
                                                                        ------------  ------------
Commitments and Contingencies
Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 15,053,380. . . . . . . . . . . . . . . . . . . . . . . .    9,677,253     9,677,253
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .      997,684       983,800
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (12,793,559)  (12,000,323)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (2,118,622)   (1,339,270)
                                                                        ------------  ------------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,217,206   $ 1,516,422
                                                                        ============ =============

                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended     For the Six Months Ended
                                                    March 31,                     March 31,
                                          ---------------------------     --------------------------
                                              2001          2000               2001        2000
                                          ------------  ------------      ------------  ------------
                                          (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)

Net revenue:
Services and maintenance . . . . . . . .  $   789,942   $   376,568       $ 1,125,275   $ 1,657,222
Software licenses and distributorship
  fees-related parties . . . . . . . . .      136,248       136,248           272,496       272,499
                                          ------------  ------------      ------------  ------------
  Total net revenue . . . . . . . . . .       926,190       512,816         1,397,771     1,929,721
Cost of services and maintenance
  including fees to related parties of
  $0, -$23,000, $0, and $18,000 . . . .       373,590       216,266           777,791       768,318
                                          ------------  ------------      ------------  ------------
Gross margin . . . . . . . . . . . . . .      552,600       296,550           619,980     1,161,403
                                          ------------  ------------      ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $0,-$68,000,
  $0, and $55,000  . . . . . . . . . . .      168,403        41,667           325,034       318,392
Research and development . . . . . . . .      221,126       235,775           407,845       434,166
General and administrative . . . . . . .      313,239       931,413           588,700     1,213,882
                                          ------------  ------------      ------------  ------------
Total operating expenses . . . . . . . .      702,768     1,208,855         1,321,579     1,966,440
                                          ------------  ------------      ------------  ------------
Loss from operations . . . . . . . . . .     (150,168)     (912,305)         (701,599)     (805,037)
Interest expense, net. . . . . . . . . .     ( 43,590)     (117,059)         ( 90,037)     (258,913)
                                          ------------  ------------      ------------  ------------
Loss before provision for income
  taxes. . . . . . . . . . . . . . . . .     (193,758)   (1,029,364)         (791,636)   (1,063,950)
Provision for income taxes . . . . . . .            -             -             1,600             -
                                          ------------  ------------      ------------  ------------
  Net loss . . . . . . . . . . . . . . .  $  (193,758)  $(1,029,364)      $  (793,236) $ (1,063,950)
                                          ============  ============      ============  ============
Net loss per share - basic and
  diluted  . . . . . . . . . . . . . . .   $    (0.01)  $     (0.08)      $     (0.05)  $     (0.08)
                                          ============  ============      ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   15,053,380    13,617,328        15,053,380    13,006,449
                                          ============  ============      ============  ============

                                              FORECROSS CORPORATION
                                            STATEMENTS OF CASH FLOWS

                                                  For the Six Months
                                                   Ended March 31,
                                                    2001        2000
                                                ------------ ------------
                                                (Unaudited)  (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $  (793,236) $(1,063,950)
Adjustments to reconcile net loss to  net cash
  provided by (used in) operating activities-
Provision for uncollectible amounts  . . . . .            -      (25,000)
Non-Cash compensation related to
   Private Placement . . . . . . . . . . . . .            -      652,000
Non-Cash compensation to consultants and
   subsequent adjustments . . . .  . . . . . .       (7,818)           -
Non-Cash compensation to financial
   Organization. . . . . . . . . . . . . . . .       31,594            -
Depreciation and amortization. . . . . . . . .       81,305      124,671
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      198,278      (93,462)
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       (6,302)      21,728
Accounts payable and accrued liabilities . . .      385,205      249,092
Deferred Compensation. . . . . . . . . . . . .       93,686      258,728
Deferred Revenue . . . . . . . . . . . . . . .      136,268     (230,682)
                                                ------------ ------------
Net cash provided by (used in) operating
activities . . . . . . . . . . . . . . . . . .      118,980     (106,875)
                                                ------------ ------------


Cash flows from financing activities:
Proceeds from factoring of accounts receivable      944,910      927,662
Repayment of borrowings under factoring
  arrangement . . . . . . . . . . . . . . . . .  (1,064,954)  (1,390,602)
Repayment of borrowings under  notes payable
  -officers. . . . . . . . . . . . . . . . . .            -      (51,269)
Repayment of borrowings under capitalized leases    (14,979)     (10,480)
Net proceeds from issuance of  common shares .            -    1,848,374
                                                ------------ ------------
  Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . .     (135,023)   1,323,685
                                                ------------ ------------
  Net increase (decrease) in cash. . . . . . .      (16,043)   1,216,810
Cash at beginning of period. . . . . . . . . .       18,833        2,740
                                                ------------ ------------
Cash at end of period  . . . . . . . . . . . .  $     2,790  $ 1,219,550
                                                ============ ============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $    95,640  $   129,901
                                                ============ ============

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers
 and related parties . . . . . . . . . . . . .  $     5,750  $    59,333
                                                ============ ============


                                          FORECROSS CORPORATION
                                  STATEMENTS OF SHAREHOLDERS' DEFICIT
                                              (unaudited)

                                            Common Stock          Additional     Accumulated
                                        Shares       Amount     Paid in Capital    Deficit        Total
                                      -----------  -----------  --------------- -------------  ------------

Balances at October 1, 2000. . . . .  15,053,380   $9,677,253   $    983,800    $(12,000,323)  $(1,339,270)

Issuance of Options to Consultants .           -            -         58,577               -        58,577

Consultant Options Pricing Recapture           -            -        (76,287)              -       (76,287)

Issuance of Warrants to Financial
   Organization. . . . . . . . . . .           -            -         31,594               -        31,594

Net loss . . . . . . . . . . . . . .           -            -              -        (793,236)     (793,236)
                                      -----------  -----------  -------------  --------------  ------------
Balances at March 31, 2001 . . . . .  15,053,380   $9,677,253   $    997,684   $ (12,793,559)  $(2,118,622)
                                      ===========  ===========  =============  ==============  ============





                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements of Forecross Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended September 30, 2000. The interim financial information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The interim financial statements should be read in connection with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. The interim period results are not necessarily indicative of the results for the year ending September 30, 2001.



2. BASIS OF PRESENTATION AND GOING CONCERN:

Through March 31, 2001, the Company had sustained recurring losses from operations and, at March 31, 2001, had a shareholders' deficit of $2,119,000 and a net working capital deficiency of $2,215,000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of the Company's independent certified public accountants on the audited financial statements for the year ended September 30, 2000 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the return of migration contracts combined with increased automation of its services for migration projects and cost reduction actions previously implemented should improve the Company's profitability in fiscal 2001. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

4.   CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. In the following table, revenues from the Company's Distributors are treated as resulting from one customer.



                                           CONCENTRATIONS OF ACCOUNTS RECEIVABLE

                                                  At March 31,                  At September 30,
                                          ---------------------------     --------------------------
                                              2001          2000               2000        1999
                                          ------------  ------------      ------------  ------------
Accounts Receivable
    Number of Customers Represented              3            3               2                   4
    Percentages of Total Accounts
        Receivable . . . . . . . . .      64%,18%,12%   41%,25%,16%       75%,22%       30%,18%,16%,13%





                                           CONCENTRATIONS OF REVENUE GENERATION

                                           For the Three Months Ended     For the Six Months Ended
                                                    March 31,                     March 31,
                                          ---------------------------     --------------------------
                                              2001          2000               2001        2000
                                          ------------  ------------      ------------  ------------
Revenue
     Number of Customers Represented            4             4                  4           4
     Percentages of Total Revenue         49%,16%,15%   28%,26%,23%       42%,20%,14%   26%,17%,15%
                                             and 13%      and 15%           and 14%        and 10%
Revenue by Geographic Area
     Canada Percentage of Total Revenue          -            -                  -           17%
     Europe Percentage of Total Revenue         16%           -                 14%           -








5.   GRANTING OF WARRANTS:

In March 2001, the Company signed an agreement modifying its factoring terms to reduce the interest rate and fees charged. As part of the agreement, the Company granted to the financial organization 100,000 warrants to purchase shares of the Company's stock. These warrants have an exercise price of $1.12 per share, and an expiration date of September 1, 2005. The company recorded $32,000 during the current period related to these warranta.


6.   SUBSEQUENT EVENT:

During May 2001, an existing client signed a contract for an additional $3,000,000 of migration services, bringing the total value of the project to $3,500,000.



  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  -------       -------------------------------------------------

The following summary of our material activities for the three and six months ended March 31, 2001 and 2000 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Total revenue for the three months ended March 31, 2001 was $926,000 as compared to $513,000 for the same period of 2000, an increase of 81%. Migration services revenue for the period contributed $660,000 as compared to $273,000 a year ago. Revenue from consulting totaled $125,000 as compared to $77,000 in 2000, and revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance remained at $141,000 for both periods. The current period change over a year ago reflects substantial progress toward the completion of multiple migration projects. Revenue in the 2000 quarter was also affected negatively by the slow return of migration service contracts following the passing of the year 2000 deadline. Project revenue is recognized on the cost-of-completion method, using estimates of the costs remaining. Backlog was $1,129,000 at March 31, 2001, as compared to $993,000 at September 30, 2000 and $2,001,000 at March 31, 2000.

Gross margin was $553,000 and $297,000 for the three months ended March 31, 2001 and 2000, respectively. Gross margin percentages were 60% and 58% for these periods.

Sales and marketing expenses were $168,000 in the three months ended March 31, 2001 as compared to $42,000 in the same period of 2000. Expenses for the 2000 quarter were reduced by $68,000 due to a correction of an over accrual.

Research and development expenses were $221,000 at March 31, 2001 compared to $236,000 in the corresponding period of 2000.

General and administrative expenses were $313,000 and $931,000, in the three months ended March 31, 2001 and 2000, respectively. The 2000 period included a $652,000 non-cash compensation charge for beneficial pricing to employees, distributors and a director related to the March 2000 stock private placement and debt conversion.

Net interest expense was $44,000 for the three months ended March 31, 2001 as compared to $117,000 in the 2000 quarter, reflecting the elimination of debt to the company's senior officers and to year 2000 distributors as part of the previously mentioned debt to equity conversion.

The overall net loss for the three months ended March 31, 2001 was $194,000 or $0.01 per share compared with a loss of $1,029,000 or $0.08 per share for the three months ended March 31, 2000 (based on the weighted average number of shares outstanding during the respective periods). The current period change over a year ago reflects the $652,000 non-cash charge for warrant expense in 2000, and the effects of increased revenues in 2001.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

Total revenue for the six months ended March 31, 2001 was $1,398,000 as compared to $1,930,000 for the same period of 2000, a decrease of 28%. Migration services revenue was $908,000 as compared to $383,000 a year ago. There was no Year 2000 project revenue in the current six months, compared to $1,057,000 for the same period a year ago. Revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance remained at $282,000 for both periods. Revenue from development and consulting totaled $200,000 as compared to $185,000 in 2000.

Gross margin was $620,000 and $1,161,000 for the six months ended March 31, 2001 and 2000, respectively. Gross margin percentages were 44% and 60% for these periods. The higher gross margin percentage in 2000 was due to the completion of higher margin Year 2000 renovation contracts in the first fiscal quarter. The lower gross margin in 2001 was primarily due to unanticipated challenges in processing non-standard and unique programming in a portion of one of our client's applications. These problems were substantially resolved during the second fiscal quarter.

Sales and marketing expenses were $325,000 for the six months ended March 31, 2001 as compared to $318,000 for the same period of 2000.

Year to date research and development expenses were $408,000 as compared to $434,000 in the prior year.

General and administrative expenses were $589,000 and $1,214,000, for the year to date periods. The 2000 period included a non-recurring $652,000 non-cash compensation expense for beneficial pricing to employees, distributors and a director related to the issuance of common stock and warrants in the March 2000 stock private placement and debt conversion.

Net interest expense was $90,000 for the six months ended March 31, 2001 as compared to $259,000 in 2000, reflecting the elimination of debt to the company's senior officers and to year 2000 distributors as part of the March 2000 debt conversion.

The overall net loss for the six months ended March 31, 2001 was $793,000 or $0.05 per share compared with a loss of $1,064,000 or $0.08 per share for the six months ended March 31, 2000 (based on the weighted average number of shares outstanding during the respective periods). The change from a year ago reflects two items. First is the $652,000 non-cash charge for warrant expense in 2000. Second is that, in the 2001 period we had unanticipated challenges in processing non-standard and unique programming in a portion of one of our client's applications, resulting in a slowing in completion of billable and revenue generating milestones and lower gross margins.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through March 31, 2001, we sustained recurring losses from operations and, at March 31, 2001, we had a shareholders' deficit of $2,119,000 and a net working capital deficiency of $2,215,000. In addition, at March 31, 2001, the Company's cash remains significantly low. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 2 of Notes to Financial Statements. The opinion of our independent certified public accountants on the audited financial statements for the year ended September 30, 2000 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern.

For the six months ended March 31, 2001, operations were funded by a payment received for future consulting services, by collection of accounts receivable, by deferral of salaries of senior officers, and by increases in accounts payable.

In December 2000 we received an advance payment of $300,000 from a client, for future XML-related consulting services. As of March 31, 2001, $126,000 or 46% of the advance has been earned and recognized in revenues. We expect the balance to be earned over the next two quarters.


During May 2001, an existing client signed a contract for an additional $3,000,000 of migration services, bringing the total value of the project to $3,500,000. We believe this will improve our cash position.

A factoring agreement with a financial institution allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At March 31, 2001, $381,000 was outstanding under the agreement and at September 30, 2000, $501,000 was outstanding. The agreement, established in October 1995, may be terminated by either the factor or us at any time.

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

If we can obtain the anticipated level of new business, and continue the use of short-term receivables financing, we believe we will have sufficient funds to meet our needs through the balance of fiscal 2001. Cash from operations and the other sources described above may not be achieved or may not be sufficient for our needs. While we have not experienced difficulty in attracting or retaining qualified personnel in the past, any future problems in this area may have a material negative effect on our results of operations.

We  anticipate  that   our   capital  expenditures  for  fiscal  2001  will   be
under $75,000.   Cash and cash equivalents on hand at March 31, 2001 were $3,000 as compared to $19,000 at September 30, 2000.

                           PART II-OTHER INFORMATION

  Item  1.  Legal Proceedings
                None.

  Item  2. Recent Sales of Unregistered Securities

               In March 2001, the Company signed an agreement modifying its factoring terms to reduce the interest rate and fees charged. As part of the agreement, the Company granted to the financial organization 100,000 warrants to purchase shares of the Company's stock. These warrants have an exercise price of $1.12 per share, and an expiration date of September 1, 2005. The Company recorded $32,000 during the current period for seven months of prorated warrant expense. The grant of warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.


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

                         Registrant

                         FORECROSS  CORPORATION


May 21, 2001             BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer