Form 10-Q/A
period 2001-06-30
FORECROSS CORP
filed 2001-08-10
CIK 916513

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



     Shares outstanding of the Registrant's common stock:
     Class                                   Outstanding at July 31, 2001
Common Stock, no par value                            16,853,380

                              FORECROSS CORPORATION

                                    FORM 10-Q/A

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at June 30, 2000 (unaudited and restated, see Note 2) and September 30, 1999

     Statements of Operations (unaudited) for the three and nine months ended June 30, 2000 (restated, see Note 2) and 1999

     Statements of Cash Flows (unaudited) for the nine months ended June 30, 2000 (restated, see Note 2) and 1999

     Statements of Shareholders' Deficit (unaudited and restated, see Note 2) for the nine months ended June 30, 2000

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

  Signature  Page

  Exhibit  Index

                           PART I.  FINANCIAL INFORMATION


                                    FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           Jun. 30,    Sept. 30,
                                                                            2000          1999
                                                                        ------------  ------------

                                                                        (Unaudited)     (Audited)
                                                                         (Restated)


  ASSETS

CURRENT ASSETS:
CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    85,274   $     2,740
ACCOUNTS RECEIVABLE, INCLUDING UNBILLED RECEIVABLES OF $446,000
and $77,000, net of allowance of $20,000 and $45,000, respectively . .      522,859       375,893
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       29,324        45,070
                                                                        ------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      637,457       423,703

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      349,939       277,532
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       71,511        68,707
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,365        42,365
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,101,272   $   812,307
                                                                        ============  ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   191,517   $   631,479
Accrued compensation and related benefits  . . . . . . . . . . . . . .      524,576       682,533
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       92,107       158,090
Accrued commissions and distributors' fees . . . . . . . . . . . . . .       41,366     1,514,650
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      225,098       861,427
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       20,338       184,828
Capital lease obligations due within one year. . . . . . . . . . . . .       23,721        23,215
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      644,490       684,652
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    1,763,213     4,740,874

Deferred revenue, less current portion . . . . . . . . . . . . . . . .      556,668       980,418
Notes payable to officers, net   . . . . . . . . . . . . . . . . . . .            -       750,176
Capital lease obligations, less current portion. . . . . . . . . . . .        3,189        19,716
                                                                        ------------  ------------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    2,323,070     6,491,184
                                                                        ------------  ------------

Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 15,053,380 and 12,191,944, respectively . . . . . . . . .    9,677,253     5,017,582
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .      954,513        27,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (11,853,564)  (10,723,459)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .   (1,221,798)   (5,678,877)
                                                                        ------------  ------------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,101,272   $   812,307
                                                                        ============ =============

                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended     For the Nine Months Ended
                                                    June 30,                      June 30,
                                          ---------------------------     --------------------------
                                              2000          1999               2000        1999
                                          ------------  ------------      ------------  -----------
                                          (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)
                                           (Restated)                      (Restated)

NET REVENUE:
SERVICES AND MAINTENANCE . . . . . . . .  $   857,319   $   766,872       $ 2,514,541   $ 2,214,903
Software licenses and distributorship
  fees-related parties . . . . . . . . .      136,248       136,251           408,747       408,753
                                          ------------  ------------      ------------  ------------
  Total net revenue . . . . . . . . . .       993,567       903,123         2,923,288     2,623,656
Cost of services and maintenance
  including fees to related parties of
  $0,$44,000, $18,000, and $107,000. . .      202,682       559,683           971,000     1,899,400
                                          ------------  ------------      ------------  ------------
Gross margin . . . . . . . . . . . . . .      790,885       343,440         1,952,288       724,256
                                          ------------  ------------      ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $0,$132,000,
  $55,000 and $333,000 . . . . . . . . .      205,408       311,123           523,800       766,899
Research and development . . . . . . . .      294,306       170,025           728,472       574,684
General and administrative . . . . . . .      339,518       254,631         1,553,400       863,041
                                          ------------  ------------      ------------  ------------
Total operating expenses . . . . . . . .      839,232       735,779         2,805,672     2,204,624
                                          ------------  ------------      ------------  ------------
Loss from operations . . . . . . . . . .      (48,347)     (392,339)         (853,384)   (1,480,368)
Interest expense, net. . . . . . . . . .      (17,008)     (150,405)         (275,921)     (397,388)
                                          ------------  ------------      ------------  ------------
Loss before provision for income
  taxes. . . . . . . . . . . . . . . . .      (65,355)     (542,744)       (1,129,305)   (1,877,756)
Provision for income taxes . . . . . . .          800             -               800           800
                                          ------------  ------------      ------------  ------------
  Net loss . . . . . . . . . . . . . . .  $   (66,155)  $  (542,744)      $(1,130,105) $ (1,878,556)
                                          ============  ============      ============  ============
Net loss per share - basic and
  diluted  . . . . . . . . . . . . . . .   $    (0.00)  $     (0.04)      $     (0.08)  $     (0.16)
                                          ============  ============      ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   15,050,905    12,191,944        13,620,528    12,021,611
                                          ============  ============      ============  ============


                             FORECROSS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                     For the Nine Months
                                                      Ended June 30,
                                                    2000          1999
                                                ------------  ------------
                                                 (Unaudited)   (Unaudited)
                                                  (Restated)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(1,130,105)  $(1,878,556)
Adjustments to reconcile net loss to net cash
  used in operating activities-
Provision for uncollectible amounts                 (25,000)     (116,650)
Non cash compensation expense related to
  Private Placement. . . . . . . . . . . . . .      652,000             -
Non-cash compensation to consultants . . . . .       14,650             -
Value of common stock issued and value
  assigned to extension of warrant term. . . .            -        38,250
Depreciation and amortization. . . . . . . . .      195,788       225,766
Deferred compensation. . . . . . . . . . . . .      144,387             -
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .     (121,966)      803,943
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       12,942        16,999
Accounts payable and accrued liabilities . . .     (317,374)      543,491
Deferred revenue . . . . . . . . . . . . . . .     (463,912)     (365,325)
                                                ------------  ------------
Net cash used in operating activities. . . . .   (1,038,590)     (732,082)
                                                ------------  ------------

Cash flows from investing activities:
  Fixed asset acquisition                            (7,332)            -
  Payments received on loans to key employees             -           250
                                                ------------  ------------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . .       (7,332)          250
                                                ------------  ------------

Cash flows from financing activities:
Proceeds from factoring of accounts receivable    1,152,760     3,070,250
Repayment of borrowings under factoring
  arrangement  . . . . . . . . . . . . . . . .   (1,789,089)   (2,672,366)
Borrowings under notes payable to officers . .            -       180,000
Repayment of borrowings under notes payable
  to officers  . . . . . . . . . . . . . . . .      (51,269)     (199,713)
Repayment of borrowings under capitalized leases    (16,021)      (16,164)
Net proceeds from issuance of common shares. .    1,832,075       290,817
                                                ------------  ------------
  Net cash provided by financing activities. .    1,128,456       652,824
                                                ------------  ------------
  Net increase (decrease) in cash. . . . . . .       82,534       (79,008)
Cash at beginning of period. . . . . . . . . .        2,740        98,249
                                                ------------  ------------
Cash at end of period. . . . . . . . . . . . .  $    85,274   $    19,241
                                                ============  ============


Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $   173,274   $   169,892
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
                                                ============  ============

                                    FORECROSS CORPORATION
                              STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                  Additional
                                            Common Stock        Paid in Capital  Accumulated       Total
                                        Shares       Amount       (Restated)       Deficit        Deficit
                                      -----------  -----------  -------------- --------------  ------------

BALANCES AT OCTOBER 1, 1999. . . . .  12,191,944   $5,017,582   $      27,000   $(10,723,459)  $(5,678,877)

January 2000 issuance of common
stock for cash, net of  stock
issuance costs of $18,626 (Note 6) .   1,175,000      216,374               -              -       216,374

March 2000 issuance of common
stock for cash, net of  stock
issuance costs of $36,099 (Note 6) .     613,530    1,595,901               -              -     1,595,901

March 2000 issuance of common
stock for debt conversion (Note 6) .   1,063,006    2,827,596               -              -     2,827,596

Warrants issued in connection
with the March 2000 transactions
(Note 6) . . . . . . . . . . . . . .           -            -         652,000              -       652,000

Issuance of Options to Consultants .           -            -         275,513              -       275,513

Exercise of employee stock options .       9,900       19,800               -              -        19,800

Net loss . . . . . . . . . . . . . .           -            -               -     (1,130,105)   (1,130,105)
                                      -----------  -----------  -------------- --------------  ------------
Balances at June 30, 2000  . . . . .  15,053,380   $9,677,253   $     954,513  $ (11,853,564)  $(1,221,798)
                                      ===========  ===========  ============== ==============  ============

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


2.  RESTATEMENT OF FINANCIAL DATA AT 6/30/00

The following adjustments have already been noted and included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

In the quarter ending March 31, 2000, the beneficial pricing effect of warrants to purchase stock was inadvertently incorrectly calculated. These warrants were issued to certain officers, a director, employees and Company distributors. The net effect of the restatement was to reduce operating expenses by $302,000 and to reduce additional paid in capital by the same amount.

In the quarter ending June 30, 2000, the amortization of purchased software costs and the valuation of vesting options, both related to the April 2000 issuance of options to consultants, were inadvertently not recorded timely. The net effect of the restatement was to increase operating expenses by $36,390 and to increase additional paid in capital by the same amount.

The 2000 results were amended as follows:

                               For The Three Months Ended                  For The Nine Months Ended
                                    June 30, 2000                              June 30, 2000
                       ------------------------------------------- -------------------------------------------
                            As                                          As
                        Originally                         As       Originally                         As
                         Reported      Adjustments      Adjusted     Reported      Adjustments      Adjusted
                        -----------   ------------   ------------   ------------   ------------   ------------
NET REVENUE . . . . .   $   993,567   $              $   993,567    $ 2,923,288                   $ 2,923,288
Gross Margin  . . . .       790,885                      790,885      1,952,288                     1,952,288
Loss from operations.       (11,957)      (36,390)       (48,347)    (1,118,994)       265,610     (  853,384)
Net Loss. . . . . . .   $   (29,765)  $   (36,390)   $   (66,155)    (1,395,715)       265,610     (1,130,105)
Basic and Diluted
 loss per common
 share. . . . . . . .        $(0.00)       $(0.00)        $(0.00)        $(0.10)        $ 0.02         $(0.08)


3. BASIS OF PRESENTATION AND GOING CONCERN:

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

  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  -------       -------------------------------------------------

The following summary of our material activities for the three and nine months ended June 30, 2000(restated, see Note 2) and 1999, is qualified by, and should be read in conjunction with the financial statements and related notes and other information contained in this report. The financial results reported herein do not indicate the financial results that may be achieved in any future period.

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

The following discussion of the 2000 year results uses restated numbers which were previously noted and included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000. See Note 2 of the Notes to Financial Statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 (RESTATED) COMPARED TO THREE MONTHS
                               ENDED JUNE 30, 1999

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

General and administrative expenses were $340,000 and $255,000, in the three months ended June 30, 2000 and 1999, respectively.

Net interest expense was $17,000 for the three months ended June 30, 2000 as compared to $150,000 in the 1999 quarter, reflecting the elimination of much of the company's debt to company officers and year 2000 distributors with the debt to equity conversion in March 2000.

The overall net loss for the three months ended June 30, 2000 was $66,000 or $0.00 per share compared with a loss of $543,000 or $0.04 per share for the three months ended June 30, 1999 (based on the weighted average number of shares outstanding during the respective periods).

NINE MONTHS ENDED JUNE 30, 2000 (RESTATED) COMPARED TO NINE MONTHS
                               ENDED JUNE 30, 1999

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

General and administrative expenses were $1,553,000 and $863,000, for the year to date periods. Most of this increase was due to the non-recurring $652,000 non-cash compensation expense related to the issuance of common stock and warrants in the March 31, 2000 Private Placement.

Net interest and other expense was $276,000 for the nine months ended June 30, 2000 as compared to $397,000 in 1999. This reduction reflects the benefit of the conversion of much of the company's non-bank debt to equity in March 2000.

The overall net loss for the nine months ended June 30, 2000 was $1,130,000 or $0.08 per share compared with a loss of $1,879,000 or $0.16 per share for the nine months ended June 30, 1999 (based on the weighted average number of shares outstanding during the respective periods).


LIQUIDITY  AND  CAPITAL  RESOURCES

Through June 30, 2000, we sustained recurring losses from operations and, at June 30, 2000, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. See Note 3 of Notes to Financial Statements. The opinion of the independent certified public accountants on the audited financial statements for the year ended September 30, 1999 also contained an explanatory paragraph regarding such doubt about our ability to continue as a going concern.

For the three months ended June 30, 2000, operations were funded primarily by cash derived from operating revenues and cash on hand . For the nine months ended June 30, 2000, operations were funded primarily by the cash derived from the sale of stock in two private placement transactions (see Note 6 of Notes to Financial Statements), and through deferrals of senior employee compensation. During the quarter ended March 31, 2000 we converted a significant amount of our debt to equity. We believe that this move strengthens our balance sheet, reduces interest expense and improves our future ability, as needed, to obtain additional financing and attract investors.

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

                         Registrant

                         FORECROSS  CORPORATION


Restated August 9, 2001    BY:  /s/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer