Form 10-Q
period 2001-06-30
FORECROSS CORP
filed 2001-08-13
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2001

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

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at June 30, 2001 (unaudited) and September 30, 2000

     Statements of Operations (unaudited) for the three and nine months ended June 30, 2001 and 2000

     Statements of Cash Flows (unaudited) for the nine months ended June 30, 2001 and 2000

     Statements of Shareholders' Deficit (unaudited) for the nine months ended June 30, 2001 and 2000

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

  Signature  Page

  Exhibit  Index

                         PART I.  FINANCIAL INFORMATION





                                     FORECROSS CORPORATION
                                        BALANCE SHEETS

                                                                           June 30,     Sept. 30,
                                                                            2001          2000
                                                                        ------------  ------------
                                                                        (Unaudited)     (Audited)


 ASSETS

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   304,869   $    18,833
Accounts receivable, including unbilled receivables of $348,000
and $722,000, net of allowance of $20,000 and $20,000, respectively  .      684,928     1,043,260
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .        7,008        28,499
                                                                        ------------  ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      996,805     1,090,592

Equipment and furniture, net . . . . . . . . . . . . . . . . . . . . .      210,816       310,639
Notes receivable from others . . . . . . . . . . . . . . . . . . . . .       75,249        72,445
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,546        42,746
                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,325,416   $ 1,516,422
                                                                        ============  ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   265,769   $   356,685
Accrued compensation and related benefits  . . . . . . . . . . . . . .      950,621       634,903
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       55,466       122,149
Accrued commissions and distributors' fees . . . . . . . . . . . . . .       81,499        68,375
Payable to factor  . . . . . . . . . . . . . . . . . . . . . . . . . .      163,084       501,243
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . .       45,681        33,922
Capital lease obligations due within one year. . . . . . . . . . . . .        3,189        18,094
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      249,835       602,210
                                                                        ------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    1,815,144     2,337,581

Deferred revenue, less current portion . . . . . . . . . . . . . . . .            -       415,419
Notes payable to related parties, net  . . . . . . . . . . . . . . . .      109,707       101,082
Capital lease obligations, less current portion. . . . . . . . . . . .            -         1,610
                                                                        ------------  ------------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    1,924,851     2,855,692
                                                                        ------------  ------------
Commitments and Contingencies
Shareholders' deficit:
Common stock, no par value; authorized 20,000,000 shares; issued and
 outstanding 16,853,380 and 15,053,380 . . . . . . . . . . . . . . . .   10,577,253     9,677,253
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . .    1,067,066       983,800
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (12,243,754)  (12,000,323)
                                                                        ------------  ------------
Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .     (599,435)   (1,339,270)
                                                                        ------------  ------------

  Total liabilities and shareholders' deficit. . . . . . . . . . . . .  $ 1,325,416   $ 1,516,422
                                                                        ============ =============

                                             FORECROSS CORPORATION
                                           STATEMENTS OF OPERATIONS

                                           For the Three Months Ended     For the Nine Months Ended
                                                    June 30,                     June 30,
                                          ---------------------------     --------------------------
                                              2001          2000               2001        2000
                                          ------------  ------------      ------------  ------------
                                          (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)

Net revenue:
Migration services and consulting  . . .  $   997,923   $   852,318       $ 2,113,196   $ 1,442,808
Year 2000 services . . . . . . . . . . .            -             -                 -     1,056,730
Year 2000 software licenses, maintenance
  agreements and distributorship fees
  from related parties . . . . . . . . .      697,911       141,249           980,409       423,750
                                          ------------  ------------      ------------  ------------
  Total net revenue  . . . . . . . . . .    1,695,834       993,567         3,093,605     2,923,288
Cost of services and maintenance
  including fees to related parties of
  $0, $0, $0, $18,000. . . . . . . . . .      409,209       202,682         1,187,000       971,000
                                          ------------  ------------      ------------  ------------
Gross margin . . . . . . . . . . . . . .    1,286,625       790,885         1,906,605     1,952,288
                                          ------------  ------------      ------------  ------------
Operating expenses:
Sales and marketing including fees to
  related parties of $0, $0, $0,
  $55,000  . . . . . . . . . . . . . . .      226,694       205,408           551,728       523,800
Research and development . . . . . . . .      185,339       294,306           593,183       728,472
General and administrative . . . . . . .      289,528       339,518           878,228     1,553,400
                                          ------------  ------------      ------------  ------------
Total operating expenses . . . . . . . .      701,561       839,232         2,023,139     2,805,672
                                          ------------  ------------      ------------  ------------
Income (Loss) from operations  . . . . .      585,064      ( 48,347)         (116,534)     (853,384)
Interest expense, net. . . . . . . . . .     ( 35,259)     ( 17,008)         (125,297)     (275,921)
                                          ------------  ------------      ------------  ------------
Income (Loss) before provision for
  income taxes. . . . . . . . . .  . . .      549,805      ( 65,355)         (241,831)   (1,129,305)
Provision for income taxes . . . . . . .            -           800             1,600           800
                                          ------------  ------------      ------------  ------------
  Net income (loss). . . . . . . . . . .  $   549,805   $  ( 66,155)      $  (243,431) $ (1,130,105)
                                          ============  ============      ============  ============
Net income (loss) per share - basic and
  diluted  . . . . . . . . . . . . . . .   $     0.04   $     (0.00)      $     (0.02)  $     (0.08)
                                          ============  ============      ============  ============
Weighted average shares used in
  computing per share data . . . . . . .   15,503,380    15,050,905        15,233,380    13,620,528
                                          ============  ============      ============  ============

                              FORECROSS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                  For the Nine Months
                                                    Ended June 30,
                                                    2001        2000
                                                ------------ ------------
                                                (Unaudited)  (Unaudited)

Increase (decrease) in cash resulting from:
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $  (243,431) $(1,130,105)
Adjustments to reconcile net loss to  net cash
  used in operating activities-
Provision for uncollectible amounts  . . . . .            -      (25,000)
Non-cash compensation related to
   private placement . . . . . . . . . . . . .            -      652,000
Non-cash compensation to consultants and
   subsequent adjustments . . . .  . . . . . .       18,882       14,650
Non-cash compensation to financial
   organization. . . . . . . . . . . . . . . .       45,134            -
Depreciation and amortization. . . . . . . . .      119,073      195,788
Changes in operating assets and liabilities-
Accounts receivable. . . . . . . . . . . . . .      358,332     (121,966)
Other assets and accrued interest on notes
  receivable from officers . . . . . . . . . .       18,887       12,942
Accounts payable and accrued liabilities . . .       65,015     (317,374)
Accrued compensation . . . . . . . . . . . . .      126,611      144,387
Deferred revenue from year 2000 distributors .     (980,409)    (423,750)
Deferred revenue from projects . . . . . . . .      212,616     ( 40,162)
                                                ------------ ------------
Net cash used in operating activities. . . . .     (259,290)  (1,038,590)
                                                ------------ ------------

Cash flows from investing activities:
Fixed asset acquisition. . . . . . . . . . . .            -       (7,332)
                                                ------------ ------------
Net cash used in investing activities. . . . .            -       (7,332)


Cash flows from financing activities:
Proceeds from factoring of accounts receivable    1,257,695    1,152,760
Repayment of borrowings under factoring
  arrangement . . . . . . . . . . . . . . . . .  (1,595,854)  (1,789,089)
Repayment of borrowings under  notes payable
  -officers. . . . . . . . . . . . . . . . . .            -      (51,269)
Repayment of borrowings under capitalized leases    (16,515)     (16,021)
Net proceeds from issuance of  common shares .      900,000    1,832,075
                                                ------------ ------------
Net cash provided by financing
  activities . . . . . . . . . . . . . . . . .      545,326    1,128,456
                                                ------------ ------------
Net increase in cash . . . . . . . . . . . . .      286,036       82,534
Cash at beginning of period. . . . . . . . . .       18,833        2,740
                                                ------------ ------------
Cash at end of period  . . . . . . . . . . . .  $   304,869  $    85,274
                                                ============ ============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest . . .  $   142,497  $   173,274
                                                ============ ============

Supplemental disclosures of non-cash investing
 and financing activities:
Accrued interest on notes payable to officers
 and related parties . . . . . . . . . . . . .  $     8,625  $    59,333
                                                ============ ============

                                          FORECROSS CORPORATION
                                  STATEMENTS OF SHAREHOLDERS' DEFICIT
                                              (unaudited)

                                            Common Stock          Additional     Accumulated
                                        Shares       Amount     Paid in Capital    Deficit        Total
                                      ----------- ------------  --------------- -------------  ------------

Balances at October 1, 2000. . . . .  15,053,380  $ 9,677,253   $    983,800    $(12,000,323)  $(1,339,270)

Issuance of common stock for cash. .   1,800,000      900,000              -               -       900,000

Issuance of options to consultants .           -            -         38,132               -        38,132

Issuance of warrants to financial
   organization. . . . . . . . . . .           -            -         45,134               -        45,134

Net loss . . . . . . . . . . . . . .           -            -              -        (243,431)     (243,431)
                                      ----------- ------------  -------------  --------------  ------------
Balances at June 30, 2001. . . . . .  16,853,380  $10,577,253   $  1,067,066   $ (12,243,754)  $(  599,435)
                                      =========== ============  =============  ==============  ============





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



2. BASIS OF PRESENTATION AND GOING CONCERN:

Through  June  30,  2001,  the  Company  had  sustained   recurring  losses from
operations and, at June 30, 2001, had a shareholders' deficit of $599,000 and a net working capital deficiency of $818,000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of the Company's independent certified public accountants on the audited financial statements for the year ended September 30, 2000 also contained an explanatory paragraph regarding this doubt about the Company's ability to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, sales of shares of common stock, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued
existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the return of migration contracts combined with increased automation of its services for migration projects and cost reduction actions previously implemented should improve the Company's profitability in fiscal 2001. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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



                                           CONCENTRATIONS OF ACCOUNTS RECEIVABLE

                                                  At June 30,                  At September 30,
                                          ------------------------------   -------------------------------
                                               2001            2000             2000            1999
                                          --------------  --------------   ---------------  --------------
Accounts Receivable
    Number of Customers Represented              2              2                2               4
    Percentages of Total Accounts
        Receivable . . . . . . . . .      51%, 40%        61%, 26%         75%, 22%         30%, 18%, 16%
                                                                                            and 13%





                                           CONCENTRATIONS OF REVENUE GENERATION

                                           For the Three Months Ended       For the Nine Months Ended
                                                    June 30,                       June 30,
                                          ------------------------------   -------------------------------
                                              2001            2000              2001           2000
                                          --------------  --------------   ---------------  --------------
Revenue
     Number of Customers Represented            5             3                  5               4
     Percentages of Total Revenue         41%, 17%, 16%,  44%, 31%, 14%     32%, 28%, 13%,  19%, 17%, 17%
                                          14% and 11%                       12% and 11%     and 14%
Revenue by Geographic Area
     Canada Percentage of Total Revenue         -             -                  -              11%
     Europe Percentage of Total Revenue        12%            -                 13%              -




5. ISSUANCE OF STOCK AND WARRANTS:

In March 2001, the Company signed an agreement modifying its factoring terms to reduce the interest rate and fees charged. As part of the agreement, the Company granted to the financial organization 100,000 warrants to purchase shares of the Company's stock. These warrants have an exercise price of $1.12 per share, and an expiration date of September 1, 2005. The company has recorded $45,000 in expense to date for these warrants.

In June 2001, the Company completed a private placement of 1,800,000 shares of common stock at $0.50 per share, resulting in gross proceeds of $900,000. With each share the Company also issued a warrant to purchase one half share of stock at $0.75 per share at a future date. The warrants expire upon the earlier of three years, or 10 days after the 20-day trading average closing price of the Company's common stock equals or exceeds $1.25 per share (if a registration statement covering the underlying shares has been declared effective.)



6. DEFERRED REVENUE:

Deferred Revenues related to Y2K license agreements were recognized during the quarter ended June 30, 2001 as year 2000 work effectively ceased during late 1999, and all remaining clean-up and documentation work was completed by March 2000. The Company has no remaining obligations or continuing obligations with respect to its prior arrangements with Y2K distributors or customers. Remaining deferred revenues relate to migration projects for which amounts have been billed or funds received in advance of revenues earned under the percentage of completion method.


  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
  -------       -------------------------------------------------

The following summary of our material activities for the three and nine months ended June 30, 2001 and 2000 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Total revenue for the three months ended June 30, 2001 was $1,696,000 as compared to $994,000 for the same period of 2000, an increase of 71%. Migration services revenue for the period contributed $810,000 as compared to $807,000 a year ago. Project revenue is recognized on the percentage-of-completion method, using estimates of the costs remaining. Revenue from consulting totaled $188,000 as compared to $45,000 in 2000, and revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance was $701,000 for the current period compared to $141,000 a year ago. The year 2000 distributor revenue increased $560,000 since the remaining year 2000 deferred revenue was recognized in the current period (see Note 6). Backlog was $3,375,000 at June 30, 2001, as compared to $993,000 at September 30, 2000 and
$1,862,000 at June 30, 2000.

Gross margin was $1,287,000 and $791,000 for the three months ended June 30, 2001 and 2000, respectively. Gross margin percentages were 76% and 80% for these periods. Excluding all year 2000 distributor revenue, gross margin was $589,000 or 59% for 2001 and $650,000 or 76% for 2000.

Sales and marketing expenses were $227,000 in the three months ended June 30, 2001 as compared to $205,000 in the same period of 2000.

Research and development expenses were $185,000 at June 30, 2001 compared to $294,000 in the corresponding period of 2000. A larger portion of the current period department expenses were project related and were included in cost of revenue.

General and administrative expenses were $290,000 and $340,000, in the three months ended June 30, 2001 and 2000, respectively.

Net interest expense was $35,000 for the three months ended June 30, 2001 as compared to $17,000 in the 2000 quarter.

The overall net income for the three months ended June 30, 2001 was $550,000 or $0.04 per share compared with a net loss of $66,000 or $0.00 per share for the three months ended June 30, 2000 (based on the weighted average number of shares outstanding during the respective periods). Excluding the incremental $557,000 year 2000 deferred revenue recognized in this period, the overall net loss would have been $7,000, or $0.00 per share.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

Total revenue for the nine months ended June 30, 2001 was $3,094,000 as compared to $2,923,000 for the same period of 2000, an increase of 6%. Migration services revenue was $1,725,000 as compared to $1,213,000 a year ago. There was no Year 2000 project revenue in the current nine months, compared to $1,057,000 for the same period a year ago. Revenue from development and consulting totaled $388,000 as compared to $229,000 in 2000. Revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance was $980,000 in 2001 compared to $424,000 in 2000. As previously noted, the year 2000 distributor revenue increased $560,000 since the remaining year 2000 deferred revenue was recognized in the current period (see Note 6).

Gross margin was $1,907,000 and $1,952,000 for the nine months ended June 30, 2001 and 2000, respectively. Gross margin percentages were 62% and 67% for these periods. Excluding all year 2000 distributor revenue, gross margin was $1,248,000 or 59% for 2001 and $1,529,000 or 61% for 2000.

Sales and marketing expenses were $552,000 for the nine months ended June 30, 2001 as compared to $524,000 for the same period of 2000.

Year to date research and development expenses were $593,000 as compared to $728,000 in the prior year.

General and administrative expenses were $878,000 and $1,553,000, for the year to date periods. The 2000 period included a non-recurring $652,000 non-cash compensation expense for beneficial pricing to employees, distributors and a director related to the issuance of common stock and warrants in the March 2000 stock private placement and debt conversion.

Net interest expense was $125,000 for the nine months ended June 30, 2001 as compared to $276,000 in 2000, reflecting the elimination of debt to the company's senior officers and to year 2000 distributors as part of the March 2000 debt conversion.

The overall net loss for the nine months ended June 30, 2001 was $243,000 or $0.02 per share compared with a loss of $1,130,000 or $0.08 per share for the nine months ended June 30, 2000 (based on the weighted average number of shares outstanding during the respective periods). The change from a year ago is due in large part to the $652,000 non-cash charge for warrant expense in 2000, coupled with the recognition of the remaining $557,000 year 2000 distributor revenue in 2001 (see Note 6). Excluding the incremental $557,000 year 2000 deferred revenue recognized in the quarter ended June 30, 2001, the overall net loss would have been $800,000, or $0.05 per share in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Through  June 30, 2001,  we  sustained  recurring  losses  from  operations and, at  June 30, 2001,  we  had  a  shareholders' deficit  of  $599,000  and  a  net working capital deficiency of $818,000. These conditions raise substantial doubts about our ability to continue as a going concern. Also, the opinion of our independent certified public accountants on the audited financial statements for the year ended September 30, 2000 contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern.

For the nine months ended June 30, 2001, operations were funded by the sale of common stock for cash, by a payment received for future consulting services, by collection of accounts receivable, and by deferral of salaries of senior officers.

In December 2000, we received an advance payment of $300,000 from a client, for future XML-related consulting services. As of June 30, 2001, $129,000 or 43% of the advance has been earned and recognized in revenues. We expect the balance to be earned over the next two quarters.

In June 2001, we completed a private placement of common stock which resulted in gross proceeds of $900,000.

During May 2001, an existing client signed a contract for an additional $3,000,000 of migration services, bringing the total value of the project to $3,500,000. We believe this will improve our cash position as the work is performed.

A factoring agreement with a financial institution allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At June 30, 2001, $163,000 was outstanding under the agreement and at September 30, 2000, $501,000 was outstanding. The agreement, established in October 1995, may be terminated by either the factor or us at any time.

We are aggressively pursuing new opportunities for migration services, including developing products and services specifically marketable to businesses currently using legacy systems but needing to migrate to more web-friendly platforms. We expect additional revenue in the fourth quarter of fiscal 2001 from some of the migration contracts currently under negotiation. We are closely monitoring our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support our operations or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

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

We  anticipate  that   our   capital  expenditures  for  fiscal  2001  will   be
under $50,000. Cash and cash equivalents on hand at June 30, 2001 were $305,000 as compared to $19,000 at September 30, 2000.

                           PART II-OTHER INFORMATION

  Item  1.  Legal Proceedings
                None.

  Item  2. Recent Sales of Unregistered Securities

                In March 2001, the Company signed an agreement modifying its factoring terms to reduce the interest rate and fees charged. As part of the agreement, the Company granted to the financial organization 100,000 warrants to purchase shares of the Company's stock. These warrants have an exercise price of $1.12 per share, and an expiration date of September 1, 2005. The Company has recorded $45,000 to date related to the warrants. The grant of warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

                In June 2001, the Company completed a private placement of 1,800,000 shares of common stock at $0.50 per share, resulting in gross proceeds of $900,000. With each share the Company also issued a warrant to purchase one half share of stock at $0.75 per share at a future date. The warrants expire upon the earlier of three years, or 10 days after the 20-day trading average closing price of the Company's common stock equals or exceeds $1.25 per share (if a registration statement covering the underlying shares has been declared effective.)


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

                         Registrant

                         FORECROSS  CORPORATION


August 13, 2001          BY:  /S/ Bernadette C. Castello
                              ---------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer