Form 10-K
period 2001-09-30
FORECROSS CORP
filed 2001-12-31
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                   Commission file number:  0-29672

                              FORECROSS CORPORATION
              (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                94-2823882
        (State or other jurisdiction                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

90 NEW MONTGOMERY STREET, SAN FRANCISCO, CALIFORNIA            94105
     Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:     (415) 543-1515

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of December 14, 2001 was $3,686,000. As of December 14, 2001, there are 16,853,380 shares of common stock outstanding.

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


INDUSTRY BACKGROUND

     In recent years, dramatic and fundamental changes have taken place in computers and computer software for businesses with significant data management needs. These developments have had a significant impact on the way in which business applications are developed, have extended the useful life of existing applications and have presented unique challenges to Management Information Systems ("MIS") departments.

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

     Finally, the broad-based application assessment that was necessitated by the year 2000 problem has brought unparalleled awareness to MIS management of the attributes, costs and risks inherent in their business application portfolios. What has been discovered is a hodge-podge of environmental and development software that has resulted in: immense, yet unnecessary, complexity; duplicated and high costs of ownership; and serious risks of future maintenance failures caused by a lack of personnel knowledgeable in the older installed software.

     BUSINESS IMPACT

     Existing systems represent a huge financial investment and are often functionally rich and mission-critical to the business. Therefore, many applications that would have been rewritten after three to five years are now remaining in service for ten years or more. However, due to their underlying technologies, they may not be meeting all of the needs of the organization. For example, they may not be fully integrated with newer business applications, may have data that is not easily accessible to users, or may operate on technology platforms which are no longer cost-effective. Furthermore, personnel who understand and can maintain applications developed using older technologies are becoming more difficult to find and retain, and are, therefore, more expensive.

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


PRODUCTS

     We have licensed and delivered our products and ancillary services to customers throughout North America, and in Taiwan, France, Belgium, Germany, and South Africa. Historically, customers have included Aetna Life Insurance, AT&T, Bank of America NT&SA, Bank of Montreal, Bear Stearns & Co., IBM Corporation, Home Savings of America, Kimberly-Clark Corporation, New Brunswick Telephone, Price Waterhouse LLP, Royal Bank of Canada, Charles Schwab & Company, Inc., and Union Gas Corporation. Recent and current customers include Brown Brothers Harriman & Co., University of California, San Diego, Ciber, Inc., Electronic Data Systems Corporation, BDM International (now part of TRW Inc.), Harris Trust and Savings Bank, and Metropolitan Life Insurance Company.

     Our products are designed to automate up to 100% of the conversion of an existing application. It has been our experience that 95% or more of the business application programs commonly found in large computerized organizations (see "-Market") can be converted with close to full (100%) automation. The remaining 5% can usually be processed with a significant degree of automation (80% or more), enough to make conversion with our products a cost-effective and lower risk alternative. Converted applications are functionally equivalent to their unconverted counterparts, and, in our experience, maintainability and performance in the new environment are typically unaffected or enhanced. Each of our products includes a significant number of customization options that can be selected by the user to obtain results closest to its specific conversion objectives.

     During 1999, we added two new products aimed at extending the scope of our conversion solution offerings. One tool, called 'TestSentinel', is used to test the converted applications to ensure that they are functionally equivalent to their un-converted counterparts. The second tool, called 'SourceSentinel', is aimed at ensuring that coding standards and rules that are implemented when programs are originally developed remain in force as those programs go through the normal life cycle of on-going maintenance and enhancements. These tools are currently offered as services only. We intend to offer end-user licenses in the future.


UNDERLYING PROPRIETARY TECHNOLOGY

     Our powerful and flexible technology known as the XCODE architecture, has been refined over the last fifteen years and forms the foundation for all of our products, tools, and associated services.

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

     COMMERCIALLY AVAILABLE PRODUCTS

     We have, to date, developed nine migration products. Migration products are named by reference to the source language or database and the target language or database:

          -    Convert/IDMS-DC  to  CICS  (user  interface  language conversion)
          -    Convert/ADSO  to  COBOL  (language  conversion)
          -    Convert/IDMS-DB  to  SQL  (database  conversion)
          -    Convert/VSAM  to  SQL  (database  conversion)
          -    Convert/CSP  to  COBOL  (language  conversion)
          -    Redirect  II  COBOL/VS  to  COBOL  II  (language  conversion)
          - IMSADF II to Cross System Product Migration Facility (language conversion
          -    Convert/IMSADF  II  to  APS/COBOL  (language  conversion)
          -    Fastforward/VSAM  to  SUPRA  (database  conversion)

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

     In 1999, we commenced the development of additional tools that serve to extend our offerings in the legacy migration area. These tools include a product for testing the migrated applications, a tool for ensuring that application standards and rules remain in force as the applications are maintained and a suite of tools aimed at moving legacy applications to the internet. Called L2X-SmartXML, these tools provide the native software infrastructure to enable large-scale commerce projects to succeed with a second generation technical solution. SmartXML inserts the functionality for XML data exchange directly into mainframe programs, eliminating middleware, decreasing costs and increasing business flexibility. SmartXML consists of software modules applicable to mainframe CICS programs, batch programs, reports, data file exchanges and support for mainframe programmers. SmartXML is available now as a part of our product and service offerings. While we intend to commercialize these tools and offer product licenses to them to our customers, we are currently offering consulting services related to these tools.

     Research and development expenses were $835,000, $913,000, and $728,000 in the years ended September 30, 2001, 2000, and 1999, respectively.


PRODUCT LICENSING

     MIGRATION PRODUCT LICENSING

     We grant our customers a terminable, non-exclusive, non-assignable license to use our software, including programs, options, documentation, data and information, at a specified number of locations, for the conversion of a specified number of application programs and to receive certain upgrades and enhancements. Each agreement contains a warranty by us against defects in design, operation and usability in the customer's computer environment, and each contains a covenant by the licensee not to attempt to decipher, develop source code, copy, modify, duplicate, create or recreate all or any part of it except to the extent required by its normal operating procedures. The licensee also agrees to take reasonable steps to prevent access by anyone whose access is not reasonably necessary and to ensure that authorized persons with access refrain from duplicating, reproducing or disclosing information with respect to the licensed software.


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


MARKETING AND SALES STRATEGY

     EXISTING APPLICATION MIGRATIONS

     The developments in computer technology described above (see "-Industry
Background: Significant Industry Developments") have converged to produce the need and create the opportunity to convert existing applications. After experimentation with different marketing techniques, we decided in 1992 to develop and implement our own direct marketing and sales strategy. Our strategy includes having multiple product offerings to include a broad range of service and license alternatives that better adapt to meet the needs of the marketplace and serve to differentiate us from our competitors. Conventional techniques including trade publication notices, direct mail, telemarketing, and, most recently, our own web-site, www.forecross.com, on the internet are being used to bring our products and their benefits to the attention of prospective customers. Additionally, we have focused on building a reference base of satisfied customers.

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


SALES AND LICENSING REVENUE CONCENTRATION

     In the fiscal years ended September 30, 2001, 2000 and 1999, year 2000 assessment projects, sales of licenses to the Assess/2000 software, and fees associated with distributorships for Complete/2000 products and services accounted for 25%, 41% and 88%, respectively, of total revenue. There was no year 2000-related work in the fiscal year ended September 30, 2001, but there was recognition of revenue deferred from earlier periods. All year 2000 deferred revenue for distributor licenses, fees and maintenance has now been recognized. Migration projects in 2001 and 2000 accounted for 63% and 52% of total revenue, respectively.


COMPETITION

     The marketplace for application migrations is served by both software and services vendors. Forecross is not aware of any vendor, whether of software or services, which offers the degree of automated conversion achievable through use of Forecross products.

     SOFTWARE VENDORS

     We believe that the principal focus of other software vendors has been on the development and licensing of software which speeds the rewriting alternative for migration. Examples of software delivering this type of migration solution assistance include Allen Systems Group, Inc.'s tools for application re-engineering, and Carleton Corporation's software to support data migration. In both of these cases, as in all others of which we are aware, the software products do not provide the near-complete and comprehensive automated conversion of business applications as those performed by our products after various individual options and parameters have been established.

     SERVICE SUPPLIERS

     Service organizations such as accounting firms and companies like Perot Systems, EDS, IBM, Computer Horizons Corporation, Case Consult, GmbH and Computer Task Group offer conversion services. Automated conversion facilities provided by these service organizations typically embrace between 25% and 80% of the source code, with the balance of the conversion being performed manually. We believe that any manual conversion is subject to inconsistency, high risk of error, high cost and delays. Since they are service providers, these companies tend to focus on turnkey projects costing several millions of dollars that can, therefore, support the high manpower costs involved.

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

     It is difficult for us to assess how many potential customers have availed themselves of the other alternatives (i.e., purchased a new software package that operates on new technology platforms or rewritten the computer source code), since we do not actively track prospects who fail to meet our initial sales qualification criteria. Among qualified prospects who ultimately do not purchase from us, the rewriting option generally prevails.

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

     EMPLOYEES

     As of September 30, 2001, we had 33 employees. Of these, six work primarily in the Factory, five are engaged primarily in research and development work, three are in project management, four are in technical support of customer projects, two are in quality assurance, six are in sales and marketing, two are in network administration and five are in finance and administration. All employees are required to enter into a Confidentiality and Proprietary Rights Agreement which requires that they not disclose any confidential information, restricts their right to engage or have an interest in competing businesses, and requires them to promptly disclose to us the product of all work done by them while employed by and for us, and to assign to us all rights in such work product.

     BACKLOG

     Backlog, which consists of the remaining portions of projects in process, was $2,668,000 at September 30, 2001 as compared to $993,000 at September 30, 2000, due primarily to the size and state of completion of current projects. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.)


ITEM 2.   PROPERTIES

     Our principal executive offices are located at 90 New Montgomery Street, San Francisco, California 94105, where we lease approximately 6,200 square feet of space under a lease which expires in December 2001. We sublease approximately 2,500 square feet of this space with the approval of our landlord and such sub-lease terminates with our lease. In September 2001, we terminated another lease with respect to approximately 4,000 square feet, which was approved by the landlord without a penalty. The space currently occupied by our staff is adequate for our needs. Annual base rent for both leases was approximately $298,000, of which $143,000 represents the terminated lease.

     With the expiration of our remaining lease on December 31, 2001, we anticipate moving our principal offices to a new location in the same vicinity. We are currently negotiating a new lease for approximately 4,000 square feet, at an initial annual base rent of $120,000 and for a term of five years.

We also maintain a sales office in Salem, New Hampshire, and a small apartment in San Francisco for use by our out-of-town staff while visiting the executive offices.



ITEM 3.   LEGAL PROCEEDINGS
     None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of September 30, 2001, we had issued and outstanding 16,853,380 shares of Common Stock held of record by 91 shareholders. Our Common Stock is traded on the Over-the-Counter/Bulletin Board market under the symbol FRXX. The Over-the-Counter/Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. From August 1994 to October 28, 1998, our Common Stock was listed on the Vancouver Stock Exchange under the symbol FRX.U. Listed below are the high and low bid prices (U.S. dollars) for our Common Stock for the periods indicated.

    THREE MONTHS
       ENDED             HIGH   LOW
    ------------        ------------
      09/30/01          $1.11  $0.41
      06/30/01           1.01   0.31
      03/31/01           1.00   0.25
      12/31/00           1.06   0.16
      09/30/00           2.00   0.56
      06/30/00           2.66   0.72
      03/31/00           5.81   0.27
      12/31/99           0.75   0.11

     We have not paid any dividends to date and do not anticipate that any cash dividends will be declared in the foreseeable future.



ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the fiscal years ended September 30, 2001, 2000, and 1999 and the balance sheet data at September 30, 2001 and 2000 are derived from the audited financial statements included elsewhere in this Annual Report. The financial data for the years ended September 30, 1998 and 1997 and the balance sheet data at September 30, 1999, 1998, and 1997 are derived from audited financial statements not included in this Annual Report. The information set forth below should be read in conjunction with the audited financial statements and notes included elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                 FOR THE YEARS ENDED
                                                                                    SEPTEMBER 30,
                                                ---------------------------------------------------------------
                                                            2001          2000           1999           1998           1997
                                                -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
Net revenue:
Services . . . . . . . . . . . . . . . . . . . . . .    $ 3,014,028   $  3,373,798   $  2,895,343   $  6,446,980   $  4,810,350
Year 2000 software licenses, maintenance
  agreements and distributorship fees from related
  parties. . . . . . . . . . . . . . . . . . . . . .        980,409        564,999        565,008        721,772        964,688
                                                -----------  -----------  -----------  -----------  -----------
  Total net revenues . . . . . . . . . . . . . . . .      3,994,437      3,938,797      3,460,351      7,168,752      5,775,038

Cost of services and maintenance including fees to
  related parties of $0, $18,000, $166,000, $346,000
  and $213,000, respectively . . . . . . . . . . . .      1,545,595      1,355,671      2,745,733      4,419,347      3,366,608
                                                -----------  -----------  -----------  -----------  -----------
Gross margin . . . . . . . . . . . . . . . . . . . .      2,448,842      2,583,126        714,618      2,749,405      2,408,430
                                                -----------  -----------  -----------  -----------  -----------




Operating expenses:
Sales and marketing, including fees to related
  parties of $0, $55,000, $497,000, $1,037,000 and
  640,000, respectively. . . . . . . . . . . . . . .        814,089        719,843      1,047,300      1,838,126      1,490,479
Research and development . . . . . . . . . . . . . .        834,720        913,064        728,239      1,520,709      1,006,768
General and administrative . . . . . . . . . . . . .      1,094,230      1,913,832      1,116,528      1,413,312        887,039
                                                -----------  -----------  -----------  -----------  -----------
Total operating expenses . . . . . . . . . . . . . .      2,743,039      3,546,739      2,892,067      4,772,147      3,384,286
                                                -----------  -----------  -----------  -----------  -----------
Loss from operations . . . . . . . . . . . . . . . .       (294,197)      (963,613)    (2,177,449)    (2,022,742)      (975,856)
Interest and other expense, net. . . . . . . . . . .       (133,221)      (313,251)      (553,131)      (305,110)       (68,855)
                                                -----------  -----------  -----------  -----------  -----------
Loss before provision for income taxes . . . . . . .       (427,418)    (1,276,864)    (2,730,580)    (2,327,852)    (1,044,711)
Provision for income taxes . . . . . . . . . . . . .         (1,600)             -           (800)          (800)          (800)
                                                -----------  -----------  -----------  -----------  -----------
Net loss . . . . . . . . . . . . . . . . . . . . . .    $ (429,018)    $(1,276,864)   $(2,731,380)   $(2,328,652)   $(1,045,511)
                                                ===========  ===========  ===========  ===========  ===========
Net loss per share - basic and diluted . . . . . . .    $     (0.03)   $     (0.09)   $     (0.23)   $     (0.20)   $     (0.09)
                                                ===========  ===========  ===========  ===========  ===========
Weighted average shares used in computing per
  share data . . . . . . . . . . . . . . . . . . . .     15,607,226     13,951,186     12,060,919     11,761,920     11,681,035
                                                ===========  ===========  ===========  ===========  ===========


BALANCE SHEET DATA:

Cash and cash equivalents. . . . . . . . . . . . . .    $    30,123   $     18,833   $      2,740   $     98,249   $    275,243
Working capital (deficit). . . . . . . . . . . . . .       (937,032)    (1,246,989)    (4,317,171)    (1,735,813)       442,765
Total assets . . . . . . . . . . . . . . . . . . . .      1,046,491      1,516,422        812,307      1,995,719      3,301,051
Deferred revenue, long-term. . . . . . . . . . . . .              -        415,419        980,418      1,545,417      2,110,417
Long-term debt and capital lease obligations, net of
 current portion . . . . . . . . . . . . . . . . . .        135,448        102,692        769,892        673,059              -
Shareholders' deficit. . . . . . . . . . . . . . . .       (775,167)    (1,339,270)    (5,678,877)    (3,276,564)      (995,912)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following summary of our material activities for the years ended September 30, 2001, 2000 and 1999 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

     The financial results reported herein do not indicate the financial results that we may achieve in any future period. Other than the historical facts contained in this document, this Annual Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include concentration of sales and credit risk, outstanding indebtedness, limited financial resources and liquidity, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. See "Certain Business Concerns."


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

     In 1999, we commenced the development of additional tools that serve to extend our offerings in the legacy migration area. These tools include a product for testing the migrated applications, a tool for ensuring that application standards and rules remain in force as the applications are maintained and a suite of tools aimed at moving legacy applications to the internet. Called L2X-SmartXML, these tools provide the native software infrastructure to enable large-scale commerce projects to succeed with a second generation technical solution. SmartXML inserts the functionality for XML data exchange directly into mainframe programs, eliminating middleware, decreasing costs and increasing business flexibility. SmartXML consists of software modules applicable to mainframe CICS programs, batch programs, reports, data file exchanges and support for mainframe programmers. SmartXML is available now as a part of our product and service offerings. Our customers include banks and other industrial and commercial organizations in the United States, Canada and Europe.

     Over the past two years, we have focused our efforts on rebuilding our legacy-to-web migration business, which suffered greatly during the fiscal years ended September 30, 2000 and 1999, after having enjoyed some growth during the prior years. As the deadline for correcting the year 2000 problem approached, most large corporate enterprises worked at correcting their applications, to the almost complete exclusion of other projects, such as legacy-to-web or related migrations. Forecross offered products and services to address the year 2000 problem, and we had related revenue of $1,622,000 and of $3,052,000 during fiscal 2000 and 1999 respectively. However, year 2000 revenue never reached the amounts anticipated, and at the same time, legacy migration revenue dropped dramatically.

     While we have not yet been able to achieve the level of the legacy migration revenue that was displaced by year 2000 spending, we have made solid progress toward that goal during the fiscal years ended September 30, 2001 and 2000, with related revenue of $3,014,000 and $2,318,000 respectively. We expect that the positive trend of increasing revenues will continue in the fiscal year that will end September 30, 2002. In 2001 we expanded our sales force by adding two seasoned sales executives, continued to implement cost containment activities, and developed additional infrastructure automation that we believe will be reflected in higher gross margins in the future. Our progress is shown by the reduction of our overall net loss to $429,000 or $0.03 per share in 2001 despite an adverse economic climate, from $1,277,000 or $0.09 per share in 2000, based on the weighted average number of shares outstanding during the respective periods. In the opinion of management, if we can achieve our objectives of continuing to expand our legacy-to-web sales while continuing to decrease our cost of operations, we expect we would be profitable in the coming year.



RESULTS OF OPERATIONS

     YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

     Total revenue for the year ended September 30, 2001 was $3,994,000 as compared to $3,939,000 for the same period of 2000, an increase of 1%. Migration services revenue for the year contributed $2,499,000 as compared to $2,048,000 a year ago. Revenue from consulting totaled $515,000 in 2001 as compared to $270,000 in 2000. There was no year 2000 services revenue in 2001, but $1,057,000 in 2000. Revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance totaled $980,000 for the current year and $565,000 for the prior year. The year 2000 distributor revenue increased $415,000 since the remaining year 2000 deferred revenue originally scheduled to be amortized over future years, was recognized in 2001. Year 2000 work effectively ceased during late 1999, and all remaining clean-up and documentation work was completed by March 2000. The Company has no remaining obligations or continuing obligations with respect to its prior arrangement with year 2000 distributors or customers and does not anticipate any such obligations.

     Migration and consulting project revenue is recognized on the percentage-of-completion method, in the ratio that actual costs incurred to date bear to total estimated costs at completion.

     Backlog was $2,668,000 at September 30, 2001 and $993,000 at September 30, 2000. The increase reflects the Company's having signed a large contract in March 2001, that is still in process at September 30, 2001.

     Gross margin was $2,449,000 and $2,583,000 for years ended September 30, 2001 and 2000, respectively. Gross margin percentages were 61% and 66% for these periods. $415,000 of 2001 gross margin (17% of revenue) was directly related to the increased recognition of year 2000 deferred revenue. The gross margin percentage for fiscal 2000 reflects higher margin related to year 2000 services revenue in the first fiscal quarter.

     Sales and marketing expenses were $814,000 for 2001 and $720,000 for 2000. The increase was directly related to the employment of two additional sales representatives during the second half of 2001.

     Research and development expenses were $835,000 for 2001 as compared to $913,000 in the prior year, which reflect the continuing development efforts in 2001 for enhancements to our migration products and new XML-related offerings.

     General and administrative expenses were $1,094,000 and $1,914,000 at the respective year ends. The reduction in general and administrative expenses was due to $652,000 in non-cash compensation expenses related to the issuance of common stock and warrants in a March 2000 private placement, and the value assigned to options issued to consultants in April 2000.

     Net interest and other expense was $133,000 for the year ended September 30, 2001, as compared to $313,000 in 2000. This reduction results from the conversion of much of our non-bank debt to equity in March 2000, and the continued reduction in bank borrowings.

     The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities. Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at September 30, 2001 and 2000.

     The overall net loss for the year was $429,000 or $0.03 per share in 2001, and $1,277,000 or $0.09 per share in 2000, based on the weighted average number of shares outstanding during the respective periods. The net loss for the three months ended September 30, 2001 was $186,000 or $0.01 per share compared to the net loss of $147,000 or $0.01 per share for the same period in 2000.


     YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

     Total revenue for the year ended September 30, 2000 was $3,939,000 as compared to $3,460,000 for the same period of 1999, an increase of 14%. Migration services revenue for the year contributed $2,048,000 as compared to

$248,000 a year ago, due primarily to the signing and execution of two contracts during 2000. Year 2000 services revenue accounted for $1,057,000 of the total as compared to $2,487,000 for the same period of 1999. Revenue from consulting totaled $270,000 as compared to $160,000 in 1999, and revenue from the amortization of deferred year 2000 distributor licenses fees and maintenance remained at $565,000 for both periods. Backlog was $993,000 at September 30, 2000 and $1,172,000 at September 30, 1999.

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

     The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities. Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at September 30, 2000 and 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Through September 30, 2001, we have sustained recurring losses from operations and, at September 30, 2001, we had a net capital deficiency of $775,000 and a net working capital deficiency of $937,000. These conditions raise substantial doubts about our ability to continue as a going concern. See note 1 of the notes to financial statements. The opinion of our independent certified public accountants on the audited financial statements for the year ended September 30, 2001 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern.

     For the year ended September 30, 2001, operations were funded primarily by collection of customer accounts receivable, by cash derived from the sale of common stock for cash in a private placement transaction (see note 8 of the notes to the financial statements), by the payment received for future consulting services, and by deferrals of salaries of senior officers.

     We are aggressively pursuing new opportunities for migration services, including developing products and services specifically marketable to businesses currently using legacy systems but needing to migrate to more web-friendly platforms. We expect additional revenue in the second quarter of fiscal 2002 from some of the migration contracts currently under negotiation. We are closely monitoring our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support our operations or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

     If we can obtain the anticipated level of new business, and continue the use of short-term receivables financing, we believe we will have sufficient funds to meet our needs through the balance of fiscal 2002. Cash from operations and the other sources described above may not be achieved or may not be sufficient for our needs.

     A factoring agreement with a financial organization allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At September 30, 2001, $0 was outstanding under the agreement and at September 30, 2000, $501,000 was outstanding. The agreement, established in October 1995, and modified in March 2001, may be terminated by either the factor or us at any time.

     In April 2001, the Company, issued notes payable to Kim O. Jones and Bernadette C. Castello, in the amounts of $55,780 and $60,681, respectively. These amounts represent the payroll tax portion of prior debts owed to each of them by the Company that were not converted into Common Stock of the Company in connection with a private placement conducted in March, 2000. The unsecured notes bear interest a 12% per annum, and are due April 15, 2003.

     We anticipate that our capital expenditures for fiscal 2002 will be between $50,000 and $75,000.

     Cash and cash equivalents on hand at September 30, 2001 were $30,000 as compared to $19,000 at September 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company has not entered into any significant business combinations. As a result, the Company does not anticipate that adoption of SFAS Nos. 141 & 142 will impact its financial position and results of operations.

     In June 1998, the FASB issued No. SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize All derivatives contracts as either assets or liabilities in the balance sheet and to measure and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which addressed certain Implementation issues of SFAS No. 133.

     Historically, the Company has seldom entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this new standard on October 1, 2000 has not had a material impact on its financial position, results of operations or cash flows for fiscal 2001.


CERTAIN BUSINESS CONCERNS

     UNPROFITABLE OPERATING HISTORY AND LIMITED FINANCIAL RESOURCES

     We have not historically been profitable, and as of September 30, 2001, we had suffered cumulative operating losses aggregating $12,429,000, and at September 30, 2001, we had a net capital deficiency and a net working capital deficiency, and $30,000 in cash and cash equivalents. These conditions raise substantial doubts about our ability to continue as a going concern. During fiscal 2002, we intend to meet our working capital and other cash requirements with cash derived from operations, short-term receivables financing, and other financing as required. In addition, we must continue to improve the efficiency of our operations to achieve and maintain positive cash flow from operations. (See "-Liquidity and Capital Resources," and Note 1 of Notes to Financial Statements). There is no assurance, however, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs, nor that we will be able to achieve profitability on a consistent basis.

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

     DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS

     The results of our operations are attributable to a limited number of orders, the average size of which is over $500,000. During the year ended September 30, 2001, Airline Tariff Publishing Company (26%), our Distributors, when treated as one customer (25%), the University of California (22%) and the European Patent Office (13%) represented 86% of total revenue. During the year ended September 30, 2000, the University of California (26%), MetLife (21%), our Distributors, when treated as one customer (14%) and Nate Murphy and Associates (13%) represented 74% of total revenue. Airline Tariff Publishing Company and the University of California accounted for 69% and 24% respectively, of our accounts receivable at September 30, 2001. The University of California and MetLife accounted for 75% and 22% respectively of our accounts receivable at September 30, 2000. The loss or deferral of one or more significant sales or failure to collect on a significant accounts receivable from any customer could cause substantial fluctuations in our results of operations (see Notes 2 and 3 of Notes to Financial Statements). While we believe that the market for our migration services will offer the opportunity to expand the number of customers and projects in process at any given time, there can be no assurance that we will be successful in our sales efforts or that a weakening in customer demand would not have an immediate material adverse effect.

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

     NO ASSURANCE OF SUCCESS OF MARKETING STRATEGY

     We have, over the years, experimented with a variety of approaches to the marketing of our products. Our current strategy for our migration products and services, based on direct marketing, has been in place for approximately seven years. While present indications are that the strategy is well-adapted to the market which we have targeted, there can be no assurance that over the long term it will be successful. Successful implementation of the marketing plan requires, among other things, sales and marketing personnel with an ability to communicate clearly to potential customers our ability to complete migration projects successfully, and this requires an understanding of both the technology and the marketplace. (See "Business: Marketing and Sales Strategy").

     LIABILITY EXPOSURE

     We market our products and services to customers for managing the renovation of mission-critical computer software systems. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in our customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although we have not experienced any material product or service liability claims to date, the sale and support of our products and services may entail the risk of such claims that could be substantial in light of the use of our products and services in mission-critical applications. We do not presently maintain insurance coverage for our products and services and a successful product or service liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

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

     CONTROL BY DIRECTORS AND OFFICERS

     The current directors and officers of the Company beneficially own approximately 17% of the actual Common Shares outstanding. As a result, our current directors and officers exercise considerable control over our affairs.

     DEPENDENCE ON KEY PERSONNEL

     Our progress to date has to a significant extent been dependent on the skills of certain key personnel, including Kim O. Jones and Bernadette C. Castello, the founders and principal shareholders and, respectively, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of our Company. We have not entered into employment contracts with these or any other members of management or other employees. In addition, competition for highly skilled technical, management, financial, marketing and sales, and other personnel in the computer industry is intense. Loss of the services of any of our present key personnel, or an inability to attract and retain needed additional personnel could have a materially adverse effect us.
In addition, we sometimes rely upon qualified, experienced subcontractors to support our migration services work. The inability to find and retain sufficient qualified subcontractors may adversely impact our operations.

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

     GENERAL ECONOMIC AND MARKET CONDITIONS

     Forecross products are designed for large organizations that typically make significant investments in their MIS departments. Expenditures by such organizations tend to vary in cycles that reflect overall economic conditions. Our business is, therefore, vulnerable to variations in economic conditions generally, or to those variations which affect the economic prospects of corporations and organizations in its target market, and which could affect the capital spending or budget cycles of prospective customers. Economic conditions in the United States and elsewhere have recently been adverse. War or terrorism in the United States or worldwide have affected those conditions recently and could do so in the future.



ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-20 hereof.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

     The directors, executive officers and key employees of our Company are as follows:

NAME                        AGE  POSITION
Kim O. Jones . . . . . . .   57  Chief Executive Officer, President and Director
Bernadette C. Castello (1)   47  Senior Vice President, Chief Financial Officer and Director
Richard A. Carpenter (1) .   59  Director
Donald Estes . . . . . . .   53  Director of Product Architecture
Ronald Herbst. . . . . . .   59  Director of Customer Care
Carl H. Johnson (2). . . .   56  Director of Third Party Relationships
Charles T. Nelson. . . . .   55  Director of Software Products
Kenneth J. Paris . . . . .   54  Senior Database Specialist
Peggy A. Payne . . . . . .   52  Director of Migration Services
Robert E. Theurer. . . . .   56  Director of Sales

(1) Denotes member of audit committee. Ms. Castello, as Chief Financial Officer, is not independent of any financial decisions of our Company.
(2)  We accepted Mr. Johnson's resignation from the Company on December 20,
2001.

     KIM O. JONES (57) founded Forecross together with Bernadette Castello in 1982 and has been in his present position since that time. Mr. Jones is the chief architect of our products. He has been active as a software industry entrepreneur and industry participant since 1971. Prior to the establishment of Forecross, Mr. Jones served from 1980 to 1982 as a Director and Vice President of Computer Systems Design, Inc., of San Francisco, California, in charge of software product development and marketing. In 1970 Mr. Jones co-founded Genasys Systems, Inc., a software and services firm based in San Francisco, California, for which he worked initially as Chief Technology Officer and, later, as President until 1980. From 1967 to 1970, he was a Vice President of Liberty National Bank of San Francisco, California, responsible for data processing. Mr. Jones was a member of the Board of Directors of the American Software Association, a division of the Information Technology Association of America.

     BERNADETTE C. CASTELLO (47) co-founded Forecross with Kim Jones in 1982 and has been in her present position since that time. Ms. Castello manages our day to day corporate operations. From 1973 to 1977, Ms. Castello worked for KPMG Peat Marwick in New York, designing and managing the installation and use of some of the earliest automated applications in that firm. Thereafter, until 1980, she worked as an analyst in Peat Marwick's computer resources department. From 1980 to 1982, when she left to found Forecross with Mr. Jones, Ms. Castello was a Senior Consultant at Computer Systems Design, Inc. in San Francisco, developing applications for the financial and manufacturing industries.

     RICHARD A. CARPENTER (59) is the President of Carpenter Associates, a consulting firm that provides strategic planning and product marketing assistance to early stage software companies. Mr. Carpenter also serves as Chairman of the Board of two companies which he co-founded, Corex Technologies and Healthcourt Technologies. Prior to co-founding these companies, Mr. Carpenter had co-founded Index Systems (now CSC/Index) in 1969, and Index Technology (now part of Intersolv) in 1983 where he served as Chairman/CEO until its merger with Sage Software in 1991 to form Intersolv Software. Mr. Carpenter became a director in March 1998. Mr. Carpenter does not provide consulting services to any direct or indirect competitor of ours.

     DONALD ESTES (53) joined us in April 2000 as Director of Product Architecture. For the last 10 of his 27 years in the industry, he specialized in the design and implementation of products and projects for the mass modification and automated testing of large bodies of source code using language processing technologies. He has chief responsibility for legacy-to-web products and projects. Mr. Estes holds degrees from the Massachusetts Institute of Technology and the University of Texas. From May 1997 through March 2000, Mr. Estes was the Chief Technical Officer of 2000 Technologies Corp., in Lexington, Massachusetts, where he built an automated testing system for platform migration and Year 2000 renovation projects. He also served as a year 2000 advisor to the State of Rhode Island. From September 1995 through April 1997, he was President of Don Estes and Associates, in Lexington, Massachusetts, where he designed and managed the implementation of a mainframe / open systems peer - to - peer communications product family. Mr. Estes is a member of the Cutter Consortium.

     RONALD HERBST (59) joined us in December 1995 as Director of Project Management and currently serves as Director of Customer Care. From November 1993 through December 1995, Mr. Herbst was an independent software consultant providing such services as conceptual and detailed system design and implementation and system programming. From August 1993 through October 1993, Mr. Herbst was Vice President, Research and Development for Dynamic Bytes, Inc. From July 1989 through July 1993, Mr. Herbst served as Vice President, Windsor Technologies, Inc. Mr. Herbst has over twenty years of senior management experience serving the information technology industry.

     CHARLES T. NELSON (55) joined us in December 1991 and has served in a variety of technical and research and development capacities. In June 1996, Mr. Nelson was named Director of Software Products. Prior to joining Forecross, Mr. Nelson had over twenty years' experience managing and supervising software and hardware technical support activities for several large corporations.

     KENNETH J. PARIS (54) Senior Database Specialist, worked with us from 1989 through March 1996, and rejoined us in October 1996. From March 1996 through September 1996, Mr. Paris served as an independent software consultant to various companies, including Forecross. Prior to joining us in 1989, Mr. Paris spent eleven years with KPMG Peat Marwick, both as Database Administrator and as director of database research and development for the consulting department of KPMG Peat Marwick's National Technology Center. From 1985 to 1986, Mr. Paris served as Director of Product Development at Pansophic Systems, Inc. of Oak Brook, Illinois. He was also for six years a member of the database committee of the American National Standards Institute (ANSI) that developed the SQL standard. Mr. Paris was the initial Conference Chairman and then President of the International DB2 Users Group.

     PEGGY A. PAYNE (52) joined us in May 1996 as Director of Migration Services. From February 1993 through May 1996, Ms. Payne was Director of Information Management and Technology for Revo Corporation. From July 1988 to February 1993, Ms. Payne was manager, information systems for Westinghouse Security Electronics. Ms. Payne has over twenty years of technical experience and has served in various capacities for technical organizations including Association of Corporate Computing Professionals, Bay Area MAPICS Users Group, and Information Technology Executives Association.

     ROBERT E. THEURER (59) joined us in April 2000 as Director of Sales. He has 35 years of experience in the computer industry in many capacities including technical, corporate management and sales and marketing. From October 1997 until joining Forecross, Mr. Theurer was Senior Vice President of Sales for 2000 Technologies Corporation, a company that develops and markets automated testing technology. From 1994 through 1997, he was the Director of Sales for MSS International, a UK based company that specializes in platform migrations primarily from Unisys mainframes to UNIX platforms.

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


ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the amount of all compensation paid by us during each of 2001, 2000, and 1999 to the person serving as our Chief Executive Officer, and to our most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000 during any such year (the "Named Executive Officers").

                                                              LONG-TERM
                                      ANNUAL COMPENSATION    COMPENSATION
                                                              SECURITIES
                                                              UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR    SALARY (2)   BONUS    OPTION (#)(1)   ALL OTHER COMPENSATION
Kim O. Jones. . . . . . . .    2001    $   185,000  None         None                  None
  Chief Executive Officer      2000        185,000  None         None                  None
                               1999        131,813  None         None                  None

Bernadette C. Castello. . .    2001    $   185,000  None         None                  None
  Senior Vice President        2000        185,000  None         None                  None
                               1999        131,813  None         None                  None

(1) There are no other long-term incentive compensation plans that require disclosure.
(2) Both Kim O. Jones and Bernadette C. Castello took a voluntary pay reduction of 5% of 1998 salary, and additionally did not take a salary for the first three months of fiscal year 1999. Salary for the last nine months of fiscal year 1999 was accrued but not paid. Accrued salaries were converted into shares of common stock and warrants during the year ended September 30, 2000.

     Stock Option Grants in Last Fiscal Year. There were no grants of stock options to either of the Company's Named Executive Officers during the fiscal year ended September 30, 2001.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. There were no options held by either of the Company's Named Executive Officers. All options previously held expired unexercised in November 2000.

DIRECTOR COMPENSATION

     Non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with the attendance of board meetings. Non-employee directors are entitled to participate in our 1994 Stock Option Plan. During the years ended September 30, 2001 and 1999, no options were granted to non-employee directors. During the year ended September 30, 2000, Mr. Carpenter received a stock option grant of 80,000 shares at an exercise price of $3.25 per share, with a vesting period of one-fifth immediately and the remainder over four years on a monthly basis.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our Company's outstanding shares of Common Stock as of September 30, 2001 by (i) each person known to us beneficially to own 5% or more of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table below, and
(iv) all directors and officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Except as noted below, the address of each party below is: c/o Forecross Corporation, 90 New Montgomery Street, San Francisco, CA 94105.


     NAME OF OWNER                        NUMBER OF SHARES    PERCENT OF CLASS
                                         BENEFICIALLY OWNED  BENEFICIALLY OWNED
     ----------------------------------  ------------------  ------------------
     Kim O. Jones (1). . . . . . . . . .      1,441,434                 8.5%
     Bernadette C. Castello (2). . . . .      1,389,404                 8.2%
     Richard A. Carpenter (3). . . . . .         90,290                 0.5%
     All 3 directors and executive
       officers as a group (4) . . . . .      2,921,128                17.1%


(1) Includes a warrant to purchase 101,530 shares.
(2) Includes a warrant to purchase 71,820 shares.
(3) Includes fully vested and exercisable stock options covering 48,167 shares and a warrant to purchase 4,041 shares. Mr. Carpenter's business address is 25 Marion Street, Hingham, MA 02043.
(4) Includes fully vested and exercisable stock options covering 48,167 shares and warrants to purchase 177,391 shares.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of September 30, 2001 the Company had the following notes payable to a related parties of the Company:

     In August 2000, the Company borrowed $100,000 from an employee of the Company under a secured promissory note due August 27, 2002. The note bears interest at 11.5% per annum, and is secured by certain company technology.

     In April 2001, the Company, issued notes payable to Kim O. Jones and Bernadette C. Castello, in the amounts of $55,780 and $60,681, respectively. These amounts represent the payroll tax portion of prior debts owed to each of them by the Company that were not converted into Common Stock of the Company in connection with a private placement conducted in March, 2000. The unsecured notes bear interest a 12% per annum, and are due April 15, 2003.

     Notes  payable to officers and related parties consist of the following:

                                              SEPTEMBER 30,
                                           ------------------
NOTES PAYABLE                                2001      2000
---------------------------------------    ------------------
11.5% collateralized note payable to a
  related party, due August 27, 2002. .    $100,000  $100,000
12% uncollateralized note payable to
  president, due April 15, 2003 . . . .      55,780         0
12% uncollateralized note payable to
  senior vice president, due
  April 15, 2003. . . . . . . . . . . .      60,681         0
Accrued interest payable. . . . . . . .      18,987     1,082
                                           --------  --------
Total payable to officers and related
  parties . . . . . . . . . . . . . . .    $235,448  $101,082
                                           ========  ========

SOFTWARE LICENSES AND DISTRIBUTORSHIPS:

     The Company entered into agreements with several entities (the "Distributors") for licenses and distributorship arrangements for its year 2000 software products, Assess/2000 and Complete/2000, and related services. The Distributors are related to each other through some common ownership and management; a shareholder of the Company is a founding investor and officer of each of the other entities. At least one other shareholder of the Company is also an investor in at least one of the Distributors. Under the distributorship agreements, the Distributors received territorially exclusive rights to market year 2000 renovation projects to be performed by the Company using the Complete/2000 software, and year 2000 assessment projects to be performed either by the Company or the Distributor using the Assess/2000 software. In exchange for sales and marketing services and support, customer contact, project management services and staffing for a portion of the on-site work, the Distributor generally received a fee equal to 25% of collected revenues. The Company allocated those fees 25% to cost of services and maintenance, and 75% to sales and marketing expense. The exclusivity rights under these contracts were generally for an initial one-year period, but were renewable for up to four additional years based on certain performance conditions. The Distributors generally had separate agreements for license rights for unlimited usage of the Assess/2000 product. In the case of one contract, fees payable were 50% of collected revenues until $1,500,000 was received by the Distributor, and 25% of revenue collected thereafter. During fiscal 1998, the $1,500,000 amount had been earned, with all subsequent fees earned at the 25% rate.

     The licensing and distributorship fees received from the Distributors, totaling $3,125,000 and $200,000 in 1997 and 1996, respectively, were generally deferred and recognized over a five year period commencing with the signing of the respective agreements. Of these amounts, none remains deferred at September 30, 2001, and approximately $865,000 and $1,410,000 was deferred at September 30, 2000 and 1999, respectively. Additional fees of approximately $672,000 for training programs, annual software maintenance, and customer support were received in 1997. Of this amount, none remains deferred at September 30, 2001, and approximately $115,000 and $135,000 was deferred at September 30, 2000 and September 30, 1999, respectively. The year 2000 project fee expense related to the distributor contracts, included in cost of revenues in the accompanying statements of operations, was approximately $0, $18,000, and $166,000 for the years ended September 30, 2001, 2000 and 1999, respectively. The year 2000 expenses related to the distributor contracts, included in sales and marketing expenses, were approximately $0, $55,000 and $497,000 for the years ended September 30, 2001, 2000 and 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements

1. FINANCIAL STATEMENTS. The following Financial Statements of Forecross Corporation, and the Report of Independent Public Accountants are included at pages F-1 through F-20 of this Annual Report.

DESCRIPTION                                                                                             PAGE NO.
------------------------------------------------------------------------------------------------------  -----------
Report of BDO Seidman, LLP, Independent Certified Public Accountants . . . . . . . . . . . . . . . . .  F-1
Balance Sheets as of September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Statements of Operations for each of the Three Years in the Period Ended September 30, 2001. . . . . .  F-3
Statements of Shareholders' Deficit for each of the Three Years in the Period Ended September 30, 2001  F-4
Statements of Cash Flows for each of the Three Years in the Period Ended September 30, 2001. . . . . .  F-5
Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6 to F-20

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Forecross Corporation for each of the three years in the period ended September 30, 2001 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Forecross Corporation.

Valuation and Qualifying Accounts     S-1


3.   INDEX  AND  DESCRIPTION  OF  EXHIBITS


EXHIBIT NO.  DESCRIPTION
3.1+         Restated Articles of Incorporation
3.2+         By-Laws
10.1+        Lease Agreement, dated January 1, 1997 between the Company and The Canada Life Assurance Company
10.2+        Form of Indemnification Agreement entered into between the Company and each of its officers and directors
10.3+        1993 Restricted Stock Purchase Plan
10.4+        1994 Stock Option Plan and Form of Option Agreement
10.8+        Factoring Agreement, dated October 30, 1995, between the Company and Silicon Valley Financial Services
10.10+       Factoring Modification Agreement, dated January 13, 1998, between the Company and Silicon Valley Financial Services

+  Previously filed as part of the Company's Form 10/A, effective June 16, 1998.


4.  REPORTS ON FORM 8-K

    None

SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Registrant

                      FORECROSS  CORPORATION


December 31, 2001     BY: /s/ Bernadette C. Castello
                         -------------------------------------------------
                         Bernadette C. Castello
                         Senior Vice President and Chief Financial Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

SIGNATURE                   TITLE                                            DATE
/s/ Kim O. Jones            Chief Executive Officer, President and           December 31, 2001
                            Director (principal executive officer)
Kim O. Jones

/s/ Bernadette C. Castello  Senior Vice President, Chief Financial Officer   December 31, 2001
                            and Director (principal financial and
                            accounting officer)
Bernadette C. Castello

/s/ Richard A. Carpenter    Director                                         December 31, 2001
Richard A. Carpenter

INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT


To the Stockholders and Board of Directors of Forecross Corporation


We have audited the accompanying balance sheets of Forecross Corporation as of September 30, 2001 and 2000, and the related statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended September 30, 2001. We have also audited the Schedule listed in the accompanying index at Item 14. These financial statements and the Schedule are the responsibility of Forecross Corporation's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecross Corporation at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has a net capital deficiency that raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP
                                  San Francisco, California

December 10, 2001

                                              FORECROSS CORPORATION
                                                 BALANCE SHEETS

                                                                                           SEPTEMBER 30,
                                                                                    ----------------------------
ASSETS                                                                                  2001           2000
                                                                                    -------------  -------------
Current assets:
Cash (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     30,123   $     18,833
Accounts receivable, including unbilled receivables of $525,000 and $722,000, net
  of allowances of $20,000 and $20,000, respectively (Notes 3 and 6) . . . . . . .       696,842      1,043,260
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,213         28,499
                                                                                    -------------  -------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       749,178      1,090,592

Equipment and furniture, net (Note 5). . . . . . . . . . . . . . . . . . . . . . .       177,934        310,639
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,183         72,445
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,196         42,746
                                                                                    -------------  -------------
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,046,491   $  1,516,422
                                                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    275,482   $    356,685
Accrued compensation and related benefits. . . . . . . . . . . . . . . . . . . . .       921,303        634,903
Accured liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,989        122,149
Accrued commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       104,026         68,375
Payable to factor (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        501,243
Notes payable to officers and related parties, current portion (Note 4). . . . . .       100,000              -
Accrued warranty costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        67,835         33,922
Capital lease obligations due within one year. . . . . . . . . . . . . . . . . . .             -         18,094
Deferred revenue-projects. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       190,575         37,220
Deferred revenue-Y2K licenses, maintenance, distributorships (Note 4). . . . . . .             -        564,990
                                                                                    -------------  -------------
      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .     1,686,210      2,337,581

Deferred revenue--Y2K licenses, maintenance, distributorships, less current
  portion (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        415,419
Notes payable to officers and related parties, less current portion (Note 4)             135,448        101,082
Capital lease obligations, less current portion. . . . . . . . . . . . . . . . . .             -          1,610
                                                                                    -------------  -------------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,821,658      2,855,692

Commitments and contingencies (Notes 6, 10, 11 and 12)
Shareholders' deficit (Notes 8, 9 and 10):
Common stock, no par value; authorized 20,000,000 shares; issued and
  outstanding 16,853,380 and 15,053,380 respectively . . . . . . . . . . . . . . .    10,577,253      9,677,253
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,076,921        983,800
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (12,429,341)   (12,000,323)
                                                                                    -------------  -------------
     TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . .      (775,167)    (1,339,270)
                                                                                    -------------  -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .  $  1,046,491   $  1,516,422
                                                                                    =============  =============

The accompanying notes are an integral part of these financial statements.

                                           FORECROSS CORPORATION
                                          STATEMENTS OF OPERATIONS


                                                                          FOR THE YEARS ENDED
                                                                               SEPTEMBER 30,
                                                                 ------------------------------------------
                                                                     2001          2000           1999
                                                                 ------------  -------------  -------------
Net revenue: (Note 4)
Migration services . . . . . . . . . . . . . . . . . . . . . .   $ 2,499,033   $  2,047,561   $    248,385
Consulting . . . . . . . . . . . . . . . . . . . . . . . . . .       514,995        269,507        159,853
Year 2000 services . . . . . . . . . . . . . . . . . . . . . .             -      1,056,730      2,487,105
Year 2000 software licenses, maintenance agreements and
  distributorship fees from related parties. . . . . . . . . .       980,409        564,999        565,008
                                                                 ------------  -------------  -------------
Total net revenues . . . . . . . . . . . . . . . . . . . . . .     3,994,437      3,938,797      3,460,351

Cost of services and maintenance, including fees to related
  parties of $0, $18,000, $166,000 (Note 4). . . . . . . . . .     1,545,595      1,355,671      2,745,733
                                                                 ------------  -------------  -------------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .     2,448,842      2,583,126        714,618
                                                                 ------------  -------------  -------------
Operating expenses:
Sales and marketing, including fees to related parties of $0,
  55,000, $497,000 (Note 4). . . . . . . . . . . . . . . . . .       814,089        719,843      1,047,300
Research and development (Note 2). . . . . . . . . . . . . . .       834,720        913,064        728,239
General and administrative . . . . . . . . . . . . . . . . . .     1,094,230      1,913,832      1,116,528
                                                                 ------------  -------------  -------------
Total operating expenses . . . . . . . . . . . . . . . . . . .     2,743,039      3,546,739      2,892,067
                                                                 ------------  -------------  -------------
Loss from operations . . . . . . . . . . . . . . . . . . . . .      (294,197)      (963,613)    (2,177,449)
Interest and other expense, net (Notes 4 and 6). . . . . . . .      (133,221)      (313,251)      (553,131)
                                                                 ------------  -------------  -------------
Loss before provision for income taxes . . . . . . . . . . . .      (427,418)    (1,276,864)    (2,730,580)
Provision for income taxes (Note 7). . . . . . . . . . . . . .        (1,600)             -           (800)
                                                                 ------------  -------------  -------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (429,018)  $ (1,276,864)  $ (2,731,380)
                                                                 ============  =============  =============
Net loss per share - basic and diluted . . . . . . . . . . . .   $     (0.03)  $      (0.09)  $      (0.23)
                                                                 ============  =============  =============
Weighted average shares used in computing per share data . . .    15,607,226     13,951,186     12,060,919
                                                                 ============  =============  =============


The accompanying notes are an integral part of these financial statements.

                                             FORECROSS CORPORATION
                                      STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                        ADDITIONAL
                                                    COMMON STOCK         PAID IN     ACCUMULATED      TOTAL
(Notes 8, 9, and 10)                             SHARES      AMOUNT      CAPITAL       DEFICIT       DEFICIT
                                               ----------  -----------  ----------  -------------  ------------
BALANCES AT OCTOBER 1, 1998. . . . . . . . .   11,763,612  $ 4,715,515  $        -  $ (7,992,079)  $(3,276,564)
Issuances of common stock to warrant holders       10,000       11,250           -             -        11,250
Warrants extended. . . . . . . . . . . . . .            -            -      27,000             -        27,000
Issuance of common stock for cash,
  net of stock issuance cost of $22,933. . .      418,332      290,817           -             -       290,817
Net loss . . . . . . . . . . . . . . . . . .            -            -           -    (2,731,380)   (2,731,380)
                                               ----------  -----------  ----------  -------------  ------------
BALANCES AT SEPTEMBER 30, 1999 . . . . . . .   12,191,944    5,017,582      27,000   (10,723,459)   (5,678,877)

Issuance of common stock for cash, net of
  stock issuance costs of $18,626. . . . . .    1,175,000      216,374           -             -       216,374
Issuance of common stock for cash, net of
  stock issuance costs of $36,099. . . . . .      613,530    1,595,901           -             -     1,595,901
Issuance of common stock for debt conversion    1,063,006    2,827,596           -             -     2,827,596
Warrants issued. . . . . . . . . . . . . . .            -            -     652,000             -       652,000
Exercise of employee stock options . . . . .        9,900       19,800           -             -        19,800
Issuance of options to consultants . . . . .            -            -     304,800             -       304,800
Net loss . . . . . . . . . . . . . . . . . .            -            -           -    (1,276,864)   (1,276,864)
                                               ----------  -----------  ----------  -------------  ------------
BALANCES AT SEPTEMBER 30, 2000 . . . . . . .   15,053,380    9,677,253     983,800   (12,000,323)   (1,339,270)

Issuance of common stock for cash. . . . . .    1,800,000      900,000           -             -       900,000
Issuance of options to consultants . . . . .            -            -      36,416             -        36,416
Warrants issued to financial organization. .            -            -      56,705             -        56,705
Net loss . . . . . . . . . . . . . . . . . .            -            -           -      (429,018)     (429,018)
                                               ----------  -----------  ----------  -------------  ------------
BALANCES AT SEPTEMBER 30, 2001 . . . . . . .   16,853,380  $10,577,253  $1,076,921  $(12,429,341)  $  (775,167)


The accompanying notes are an integral part of these financial statements.

                                            FORECROSS CORPORATION
                                           STATEMENTS OF CASHFLOWS

                                                                                         FOR THE YEARS ENDED
                                                                                             SEPTEMBER 30,
                                                                               ------------------------------------------
(NOTE 13)                                                                          2001          2000           1999
-----------------------------------------------------------------------------  ------------  -------------  -------------
INCREASE (DECREASE) IN CASH RESULTING FROM:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (429,018)  $ (1,276,864)  $ (2,731,380)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES-
Provision for uncollectible amounts . . . . . . . . . . . . . . . . . . . . .            -        (25,000)       (65,001)
Value of common stock issued and value assigned to extension of warrant term             -              -         38,250
Non-cash compensation expense related to private placement. . . . . . . . . .            -        652,000              -
Non-cash compensation to consultants. . . . . . . . . . . . . . . . . . . . .       30,416         29,300              -
Non-cash compensation to financial organization . . . . . . . . . . . . . . .       56,705              -              -
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      146,659        249,724        290,703
Loss on disposal of assets. . . . . . . . . . . . . . . . . . . . . . . . . .        1,129              -              -
CHANGES IN OPERATING ASSETS AND LIABILITIES-
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      346,417       (642,368)       859,225
Other assets and accrued interest on notes receivable from officers . . . . .          222         12,452            594
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .       97,284        (83,475)       907,785
Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      216,683        257,701        416,972
Deferred revenue from year 2000 distributors. . . . . . . . . . . . . . . . .     (980,409)      (564,999)      (565,008)
Deferred revenue from projects. . . . . . . . . . . . . . . . . . . . . . . .      153,355        (82,442)        86,468
                                                                               ------------  -------------  -------------
     Net cash used in operating activities. . . . . . . . . . . . . . . . . .     (360,557)    (1,473,971)      (761,392)
                                                                               ------------  -------------  -------------

CASH USED IN INVESTING ACTIVITIES:
Fixed asset acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,082)        (7,332)             -
Payments received on loans to key employees . . . . . . . . . . . . . . . . .            -              -            250
                                                                               ------------  -------------  -------------
     Net cash provided by (used in) investing activities. . . . . . . . . . .       (9,082)        (7,332)           250
                                                                               ------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factoring of accounts receivable. . . . . . . . . . . . . . . .    1,329,620      1,647,042      3,916,279
Repayment of borrowings under factoring arrangement . . . . . . . . . . . . .   (1,830,863)    (2,007,225)    (3,522,586)
Borrowings under notes payable to officers or related parties . . . . . . . .            -        100,000        192,000
Repayment of borrowings under notes payable-officers. . . . . . . . . . . . .            -        (51,269)      (192,038)
Repayment of borrowings under capitalized leases. . . . . . . . . . . . . . .      (17,828)       (23,227)       (18,839)
Net proceeds from issuance of common shares . . . . . . . . . . . . . . . . .      900,000      1,832,075        290,817
                                                                               ------------  -------------  -------------
     Net cash provided by financing activities. . . . . . . . . . . . . . . .      380,929      1,497,396        665,633
                                                                               ------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . .       11,290         16,093        (95,509)
CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . .       18,833          2,740         98,249
                                                                               ------------  -------------  -------------
CASH AT END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    30,123   $     18,833   $      2,740
                                                                               ============  =============  =============

The accompanying notes are an integral part of these financial statements.

                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY:

     OPERATIONS:

     Forecross Corporation ("Forecross" or the "Company") is a publicly held California corporation whose common stock is traded on the Over-the-Counter/ Bulletin Board market. Prior to October 28, 1998, the Company's common stock was traded on the Vancouver Stock Exchange. The Company develops, markets and sells sophisticated software and associated services to large organizations for the automated conversion ("migration") of existing business software applications to new computing environments. During the period from 1996 through 1999, Forecross also developed, marketed and sold similar software and services to large organizations for the automated assessment and renovation of business software applications that were not year 2000 compliant.

     In 1999, the Company commenced the development of additional tools that extend its offerings in the legacy migration area. These tools include a product for testing the migrated applications, a tool for ensuring that application standards and rules remain in force as the applications are maintained and a suite of tools aimed at moving legacy applications to the internet. Called L2X-SmartXML, these tools provide the native software infrastructure to enable large-scale commerce projects to succeed with a second generation technical solution. SmartXML inserts the functionality for XML data exchange directly into mainframe programs, eliminating middleware, decreasing costs and increasing business flexibility. SmartXML consists of software modules applicable to mainframe CICS programs, batch programs, reports, data file exchanges and support for mainframe programmers. SmartXML is available as a part of the Company's product and consulting service offerings. The Company's customers include banks and other industrial and commercial corporations in Canada, the United States and Europe.

     BASIS OF PRESENTATION AND GOING CONCERN:

     Through September 30, 2001, the Company had sustained recurring losses from operations and had a net capital deficiency and negative working capital as of September 30, 2001. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2002, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables financing and other financing as required, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the return of migration contracts combined with increased automation of its services for migration projects and cost reduction actions previously implemented should improve the Company's profitability in fiscal 2002.
However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be, successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     CAPITALIZED SOFTWARE COSTS:

     Costs incurred internally in creating computer software products to be sold, leased, or otherwise marketed are charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, such costs are capitalized until the product is available for general release to customers and amortized based on either estimated current and future revenue for each product or straight-line amortization over the remaining estimated life of the product, whichever produces the higher expense for the period. Purchased computer software to be sold, leased, or otherwise marketed is treated the same if it has no alternative future use, or, if it has an alternative future use, it is capitalized when acquired and amortized over its estimated useful life. Non-capitalizable development and marketing costs related to the software licenses are included in research and development expense or sales and marketing expense, as discussed in "Net Revenues and Cost of Services and Maintenance" below.

     The Company has capitalized certain purchased software technology rights that can be used both in connection with its internally developed software products and in alternative standalone applications (see Note 10.) Accordingly, these rights are included with other purchased software in fixed assets, and are being amortized over their estimated useful life of three years.

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

     NET REVENUES AND COST OF SERVICES AND MAINTENANCE:

     The Company's migration and consulting projects generally range from six to eighteen months in duration. The Company's year 2000 projects ranged from two to eighteen months in duration. Revenues for migration services and year 2000 assessment or renovation projects are recognized using the percentage of completion method in the ratio that actual costs incurred to date bear to total estimated costs at completion. Consulting projects are recognized on a time and materials basis as work is performed. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Reserves provided for estimated adjustments of contract revenues are included as reductions of gross revenues. Cost of revenues is primarily comprised of subcontractors' fees and salaries and benefits of employees assigned to the contracts, and distributors' fees. Subcontractors' fees, salaries and benefits are allocated based on the amount of time devoted to each contract by the subcontractors and employees; distributors' fees are accrued based on revenues earned for specific projects for which the distributors provide services. Billings are issued based upon specific contractual terms that may or may not relate to the percentage of completion for the respective contracts. Unbilled receivables represent revenue recognized in excess of amounts billed. Amounts for billings in excess of revenue recognized are included in deferred revenue.

     The Company had authorized several exclusive distributor agreements for specified areas for its Complete/2000 automated conversion software products and related services and methodologies. Under the agreements, the distributor retained exclusive rights for the territory for a specified period. In addition, the Company licensed the rights to use its Assess/2000 software, which as of September 30, 2000, had been sold primarily to the exclusive distributors above. Once the collection of the distributor and license fees was reasonably assured, and there was no significant post-delivery obligations, the Company recognized the fees associated with exclusivity and the software licenses ratably over the contractual term (including renewals), generally five years, commencing with the date of the respective signing of the agreements. Costs associated with the licenses for Assess/2000 have been included in research and development expense, as such costs did not qualify for capitalization. Costs associated with the marketing and negotiation of distributor customer proposals and/or sales contracts have been included in sales and marketing expense.

     Revenues for technical and sales training, maintenance and support were recognized ratably over the term of the support period.

RESEARCH AND DEVELOPMENT EXPENSE:

     Research and development costs are expensed as incurred. In prior years, certain research and development projects have been funded in part by customers. In such cases, the Company retains ownership of the resulting products, which are developed for resale to multiple customers; both the initial and subsequent customers acquire licenses to use the developed products. During the three years ended September 30, 2001, there were no such customer-funded research and development projects.

     WARRANTY EXPENSE:

     The Company provides warranties on its migration projects covering the cost of software error correction. A reserve for warranty costs based on estimates of such related costs and expenses is accrued ratably as revenues are earned. The accrued warranty reserve is amortized over the related warranty period for the respective contract, typically a period of three months to one year for application migration projects, and six months for year 2000 projects. Amortization for year 2000 projects commenced January 2000 and was completed June 2000.

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

     Options and warrants to purchase 2,985,268, 2,524,268, and 975,300 shares of common stock were outstanding at years ended 2001, 2000 and 1999, respectively. These were not included in the calculation of net loss per share as they were anti-dilutive due to losses in all years.

     STOCK-BASED COMPENSATION:

     The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires pro forma disclosure of net income and earnings per share as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic financial statements.

     FINANCIAL INSTRUMENTS:

     At September 30, 2001 and 2000, the Company's financial instruments consist of cash, and accounts and notes receivable, amounts payable to factor and notes payable to related parties. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of notes receivable and amounts payable to factor substantially approximate fair value based upon current market interest rates, the short-term maturity of certain of the notes and relative amounts owed. The fair value of notes payable to related parties is not determinable due to the unavailability of similar instruments.

     RECLASSIFICATIONS:

     Certain prior-year amounts have been reclassified to conform to current year presentation.

RECENTLY ISSUED ACCOUNTING STATEMENTS:

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company has not entered into any significant business combinations. As a result, the Company does not anticipate that adoption of SFAS No. 141 & 142 will impact its financial position and results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which addressed certain implementation issues of SFAS No. 133.

     Historically, the Company has seldom entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this new standard on October 1, 2000 has not had a material impact on its financial position, results of operations or cash flows.

     In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. There was no material impact from the application of SAB No. 101 on the Company's financial position, results of operations or cash flows upon adoption.


3. CONCENTRATIONS OF CREDIT RISK AND FOREIGN SALES:

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Customer concentrations are detailed below. In the following table, revenues from the Company's Distributors are treated as resulting from one customer (see Note 4).

             CONCENTRATIONS OF ACCOUNTS RECEIVABLE

                                                         SEPTEMBER 30,
                                                  2001                 2000
                                              ------------         -----------
Accounts Receivable
     Number of Customers Represented . . . . .      2                    2
     Percentage of Accounts Receivable . . . .  69%, 24%             75%, 22%


             CONCENTRATIONS OF REVENUE GENERATION

                                               FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,
                                                       2001                  2000
                                                   SEPTEMBER 30          SEPTEMBER 30
                                                ------------------    ------------------
Revenue
     Number of Customers Represented . . . . .         4                     4
     Percentage of Total Revenue . . . . . . .  26%, 25%, 22%,         26%, 21%, 14%,
                                                      13%                   13%
Revenue by Geographic Area
     Canada Percentage of Total Revenue. . . .         1%                    0%
     Europe Percentage of Total Revenue. . . .         11%                   0%
     United States and all Other Percentage
       of Total Revenue. . . . . . . . . . . .         88%                 100%

4.   RELATED PARTY TRANSACTIONS:

The Company has certain transactions with related parties in the ordinary course of business as set forth below.

     NOTES PAYABLE:

     Notes payable to officers and related parties consist of the following:

                                                     SEPTEMBER 30,
     NOTES PAYABLE                                  2001      2000
     -------------------------------------------  --------  --------
     11.5% note payable to a related party,
       collateralized by software and
       technology, due August 27, 2002 . . . . .  $100,000  $100,000
     12% uncollateralized note payable to
       president, due April 15, 2003 . . . . . .    55,780         0
     12% uncollateralized note payable to
       senior vice president, due April 15, 2003    60,681         0
     Accrued interest. . . . . . . . . . . . . .    18,987     1,082
                                                  --------  --------
                                                   235,448   101,082

     Less current maturities . . . . . . . . . .   100,000         0
                                                  --------  --------
     Payable to officers and related parties
       (less current portion). . . . . . . . . .  $135,448  $101,082
                                                  ========  ========

     SOFTWARE LICENSES AND DISTRIBUTORSHIPS:

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

     The licensing and distributorship fees received from the Distributors, totaling $3,125,000 and $200,000 in 1997 and 1996, respectively, were generally deferred and recognized over a five year period commencing with the signing of the respective agreements. Of these amounts, approximately $0, $865,000 and $1,410,000 was deferred at September 30, 2001, 2000 and 1999, respectively. Additional fees of approximately $672,000 for training programs, annual software maintenance, and customer support were received in 1997. Of this amount, approximately $0, $115,000 and $135,000 was deferred at September 30, 2001, 2000 and 1999, respectively. The year 2000 project fee expense related to the distributor contracts, included in cost of revenues in the accompanying statements of operations, was approximately $18,000 and $166,000 for the years ended September 30, 2000, and 1999, respectively. The year 2000 expenses related to the distributor contracts, included in sales and marketing expenses, were approximately $55,000 and $497,000 for the years ended September 30, 2000 and 1999. No project fees or other year 2000 expenses were incurred in fiscal 2001.


5.  EQUIPMENT AND FURNITURE:

     Equipment and furniture is comprised of the following:

                                                              SEPTEMBER 30,
                                                          2001          2000
                                                      ------------  ------------
     Computer equipment and software (see Note 10)    $ 1,148,149   $ 1,133,067
     Furniture and equipment . . . . . . . . . . .        310,890       310,890
     Leasehold improvements. . . . . . . . . . . .         41,212        77,117
                                                      ------------  ------------
                 Total Assets. . . . . . . . . . .      1,500,251     1,521,074
     Accumulated depreciation and amortization . .     (1,322,317)   (1,210,435)
                                                      ------------  ------------
               Net book value. . . . . . . . . . .    $   177,934   $   310,639
                                                      ============  ============

     The net book value of internally developed software, including certain purchased software technology rights, at September 30, 2001 and 2000, was $139,000 and $230,000 respectively. Amortization of software technology rights was $92,834, $83,417, and $50,000 in the years ended September 30, 2001, 2000, and 1999, respectively.


6.  PAYABLE TO FACTOR:

     In October 1995, the Company entered into a recourse factoring agreement with a financial organization whereby the Company is able to obtain financing of up to 80% of purchased trade accounts receivable, with a maximum available limit of $1,250,000. In March 2001, the Company signed an agreement modifying its factoring terms to reduce the interest rate to 1.75% per month and the administrative fees to 0.75%. As part of the agreement, the Company granted to the financial organization 100,000 warrants to purchase shares of the Company's Stock (see Note 8) The Company's obligations under this agreement are secured by the assets of the Company and have been personally guaranteed by the president and senior vice president of the Company, who are significant shareholders of the Company. At September 30, 2001 and 2000, the Company's outstanding indebtedness under the agreement was $0 and $501,000, respectively. The agreement may be terminated by either the factor or the Company at any time.

7.  INCOME TAXES:

     The components of the provision for income taxes are summarized as follows:

                                           YEARS ENDED SEPTEMBER 30,
                                            2001     2000      1999
                                           -------  -------  -------
     Current:
     State . . . . . . . . . . . . . . .   $ 1,600  $     0  $   800
     Foreign . . . . . . . . . . . . . .         0        0        0
     Total provision for income taxes. .   $ 1,600  $     0  $   800

     The effective income tax rate differs from the statutory federal income tax rate as follows:

                                           YEARS ENDED SEPTEMBER 30,
                                            2001     2000      1999
                                           -------  -------  -------
     Federal statutory rate. . . . . . .    (34.0%)  (34.0%)    (34.0%)
     Beneficial stock and warrant pricing     0.0%    17.4%       0.0%
     State taxes and other . . . . . . .      1.8%     9.4%      10.5%
     Valuation account changes . . . . .     32.7%     7.2%      23.5%
                                           -------  -------  ---------
                                              0.3%     0.0%       0.0%
                                           =======  =======  =========

     Significant components of the Company's net deferred tax balances are as follows:

                                                SEPTEMBER 30,
                                             2001          2000
                                         ------------  ------------
     Deferred tax assets (liabilities):
     Accrual vs. cash basis adjustment . $    47,000   $    94,000
     Deferred revenues . . . . . . . . .      82,000       436,000
     Deferred compensation . . . . . . .     175,000        82,000
     Net operating loss carryforwards. .   3,349,000     3,050,000
     State taxes and other . . . . . . .      94,000       (44,000)
                                         ------------  ------------
          Total deferred tax assets. . .   3,747,000     3,618,000
     Valuation allowance . . . . . . . .  (3,747,000)   (3,618,000)
                                         ------------  ------------
          Net deferred tax assets. . . . $         0   $         0
                                         ============  ============

     Effective September 30, 1999, the Company changed from the cash basis method to the accrual method for income tax purposes. Certain amounts will be amortized into income over a four year period.

     Since the Company could not determine if it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance has been provided against the deferred tax assets at September 30, 2001 and 2000. The increase in the valuation allowance was $129,000, $93,000 and $643,000 in the years ended September 30, 2001, 2000 and 1999, respectively.

     At September 30, 2001, the Company had net operating loss carryforwards for federal and California state income tax purposes of approximately $9,091,000 and $2,913,000, respectively. These carryforwards expire in varying amounts through 2021. Pursuant to the provisions of the Tax Reform Act of 1986, utilization of these net operating loss carryforwards may be subject to an annual limitation due to any greater than 50% change in the ownership of the Company within a three-year period.


8.  COMMON STOCK:

     In December 1998, the Company extended the expiration date of 270,000 warrants to purchase common stock at $4.00 per share, scheduled to expire in December 1998, to a new expiration date of December 31, 1999. The value assigned to the warrant extension was $0.10 per warrant. Also, in exchange for the surrender of certain demand registration rights which were held by the same warrant holders, the Company issued 10,000 shares of common stock valued at $1.125 per share.

     In January 1999, the Company sold in a private placement 418,332 shares of common stock at $0.75 per share, resulting in gross proceeds of $313,750. In connection with the private placement, the Company issued to the placement agent, warrants to purchase 35,000 shares of common stock at $0.75 per share, expiring in five years.

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

     In March 2001, the Company signed an agreement modifying its factoring terms to reduce the interest rate and fees charged. As part of the agreement, the Company granted to the financial organization 100,000 warrants to purchase shares of the Company's stock. These warrants have an exercise price of $1.12 per share, and an expiration date of September 1, 2005. The Company has recorded $56,705 in expense for these warrants.

     In June 2001, the Company completed a private placement of 1,800,000 shares of common stock at $0.50 per share, resulting in gross proceeds of $900,000. With each share the Company also issued a warrant to purchase one half share of stock at $0.75 per share at a future date. The warrants expire upon the earlier of three years, or 10 days after the 20-day trading average closing price of the Company's stock equals or exceeds $1.25 per share (if a registration statement covering the underlying shares has been declared effective.)

9.  RESTRICTED STOCK PURCHASE PLAN:

     In June 1993, the Board of Directors approved the 1993 Restricted Stock Purchase Plan (the "Plan"). The Plan allows employees and consultants to purchase shares of the Company's common stock at a price not less than the fair value. The maximum aggregate number of shares which may be sold under the Plan is 1,000,000 shares of common stock. No shares were sold under the Plan in 2001, 2000 or 1999.

     Shares purchased under the Plan are subject to a right of repurchase by the Company at the original purchase price upon the termination of the purchaser's employment or consulting relationship with the Company. Except for the initial stock purchases in 1993, for which the vesting commenced on June 25, 1992, the right to repurchase generally lapses at the rate of one-third (1/3) after one year from the date of purchase, and one-thirty-sixth (1/36) of the original number of shares purchased per month thereafter. At September 30, 2001 and 2000, no shares are subject to the Company's repurchase option under this provision. No shares were repurchased during the years ended September 30, 2001, 2000 and 1999.


10. STOCK OPTIONS:

     In April 1994, the Board of Directors approved the 1994 Stock Option Plan, whereby employees and consultants may be granted incentive and non-statutory stock options. Depending on the employee's stock ownership percentage, incentive stock options are granted with exercise prices ranging from 100% to 110% of the fair value of stock at the date of grant. Depending on stock ownership percentage, non-statutory stock options are granted with exercise prices ranging from 85% to 110% of the fair value of stock at the date of grant. The maximum aggregate number of shares of common stock which may be optioned and sold under the plan is 950,500. The term of each option is that stated in each specific option agreement provided that the term does not exceed ten years from the date of grant (five years in the case of an optionee already owning common stock representing 10% or more of the voting power), and generally vest over three years.

     Stock option activity under the Plan is as follows:

                                     SHARES                         OPTIONS OUTSTANDING
                                   AVAILABLE    ---------------------------------------------------------
                                   FOR GRANT      NUMBER          PRICE      AGGREGATE    WEIGHTED AVG.
                                   UNDER PLAN    OF SHARES      PER SHARE      PRICE      EXERCISE PRICE
                                   ----------  -----------  --------------  ----------- ----------------
Balance, September 30, 1998 . . .    212,700      723,800   $   1.43-11.50  $2,556,371  $          3.53
Cancelled during 1999 . . . . . .     53,500      (53,500)      4.75-11.50    (516,180)            9.65
                                   ----------  -----------  --------------  ----------- ---------------
Balance, September 30, 1999 . . .    266,200      670,300   $   1.43-11.50  $2,040,191  $          3.04

Granted during 2000, including
 629,400 shares outside of the
 plan . . . . . . . . . . . . . .   (231,800)     861,200        0.58-3.25   2,121,099             2.46
Exercised during 2000 . . . . . .          -       (9,900)            2.00     (19,800)            2.00
Cancelled during 2000 including
 22,000 shares outside of the
 plan . . . . . . . . . . . . . .     48,600      (70,600)      0.58-11.50    (375,555)            5.32
                                   ----------  -----------  --------------  ----------- ---------------
Balance, September 30, 2000 . . .     83,000    1,451,000   $   0.58-11.50  $3,765,935  $          2.60

Granted during 2001 including
 86,000 sharres outside the plan.          -       86,000       0.50- 0.97      64,120             0.75
Cancelled during 2001 including
 43,000 shares outside the plan .    582,000     (625,000)      0.58-11.50  (1,284,915)            2.06
                                   ----------  -----------  --------------  ----------- ---------------
Balance, September 30, 2001 . . .    665,000      912,000   $   0.58-11.50  $2,545,140  $          2.79
                                   ==========  ===========  ==============  =========== ===============

     The following table summarizes information with respect to stock options outstanding at September 30, 2001:


                              OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------------------  ------------------------
                NUMBER             WEIGHTED AVG.                         NUMBER
RANGE OF        OUTSTANDING AT     REMAINING CONTRACTUAL WEIGHTED AVG.   EXERCISABLE AT     WEIGHTED AVG.
EXERCISE PRICE  SEPTEMBER 30, 2001 LIFE (YEARS)          EXERCISE PRICE  SEPTEMBER 30, 2001 EXERCISE PRICE
=============== ================== ===================== =============== ================== ==============
$0.50-2.00. . .           237,800                  3.75  $         0.68            192,973  $        0.63
2.66-4.75 . . .           613,900                  3.49            2.92            347,716           2.90
8.02-11.50. . .            60,300                  0.99            9.77             60,300           9.77
---------------  ----------------- --------------------  --------------- ------------------ --------------
$0.50-11.50 . .           912,000                  2.93  $         2.79            600,989  $        2.86
===============  ================= ==================== ================ ================== ==============

     SHARES GRANTED OUTSIDE OF THE PLAN:

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

     In April 2000, the Company's Board of Directors approved the grant of options to purchase an aggregate of 340,000 shares of its common stock to two principals of 2000 Technologies, Inc. 140,000 of these options, valued at $246,000, were issued in exchange for perpetual, exclusive rights to a software product owned and marketed by them, and were fully vested upon issuance. The remainder, which relate to services to be received by the Company, vest ratably on the first, second and third anniversaries of the date of issuance. All of these options were issued outside the 1994 Stock Option Plan, and are exercisable at a price of $2.66 per share for a period of five years. The $246,000 fair value of the options issued for capitalized software is included with other purchased software in fixed assets, and is amortized over a three-year life. Additional capitalized software costs related to these grants were $6,000 and $29,000 in fiscal 2001 and 2000, respectively. Additional consulting expense related to these grants was $6,000 and $29,000 for 2001 and 2000, respectively.

     In addition, throughout the 2000 fiscal year, the Company's Board of Directors approved the grant of options to purchase 30,500 shares of its common stock to various employees. All of these options were issued outside the 1994 Stock Option Plan, and are exercisable at various prices from $1.00 to $1.44 per share for a period of five years.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options granted to employees and to non-employee directors for ordinary director services. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been the unaudited pro forma amounts indicated below:

                                                           YEARS ENDED SEPTEMBER 30,
                                                        2001         2000          1999
                                        -----------  ----------  ------------  ------------
Net loss . . . . . . . . . . . . . . .  As reported  $(429,018)  $(1,276,864)  $(2,731,380)
                                        Pro forma    $(761,347)  $(1,477,568)  $(2,771,871)

Net loss per share (basic and diluted)  As reported  $   (0.03)  $     (0.09)  $     (0.23)
                                        Pro forma    $   (0.05)  $     (0.11)  $     (0.23)

     The fair value of the Company's stock option grants is amortized over the service period. The average fair values of options granted during the years ended September 30, 2001 and 2000, were $0.66 and $1.90, respectively. There were no stock options granted in the year ended September 30, 1999. The fair value was estimated as of the date of grant using a modified Black-Scholes option pricing method based upon the following weighted average assumptions for 2001 and 2000:

                                   YEARS  ENDED
                                   SEPTEMBER 30,
                                   -------------
                                   2001     2000
     Expected life (years) . . .   2.50     2.25
     Expected volatility . . . .   199%     185%
     Risk free interest rate . .  4.00%    6.00%

11.  PROFIT SHARING AND RETIREMENT PLANS:

     The Company has a 401(k) profit sharing plan covering substantially all employees, under which employees may defer their eligible compensation (up to the statutorily and 401(k) plan prescribed limits) and have the amount of the deferral contributed to the 401(k) plan. Employees who have completed one year of service may, at the company's sole discretion, receive a matching contribution from the company up to a maximum of 4% of the participants' eligible compensation. The Company's cost of the 401(k) profit sharing plan was $-6,564 (net expense after adjustment), $61,010 and $71,682 in the fiscal years ended September 30, 2001, 2000 and 1999, respectively. For the plan years ended December 31, 2000 and 1999, respectively, $66,149 and $84,337, plus penalties and interest, have not yet been funded by the Company.


12. LEASE COMMITMENTS:

     The Company leases office space and equipment under operating leases. Rent expense under operating leases was $336,382, $318,277, and $302,495 in the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Subsequent to year-end, the Company began negotiations with a new landlord for new office space. The pending lease, which will begin during the first calendar quarter of 2002, is expected to have an initial base rent of $120,000 per year for a term of five years. As of September 30, 2001, future minimum lease payments under operating leases, including expected payments under the new pending operating lease, are as follows:

     YEARS ENDING SEPTEMBER 30,
     --------------------------
       2002        $138,000
       2003         119,000
       2004         124,000
       2005         132,000
       2006         134,000
       Thereafter    45,000
                   --------
       Total       $690,833
                   ========

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                               YEARS ENDED SEPTEMBER 30,
                             2001        2000        1999
                           --------    --------    --------
Interest Paid . . . . . .  $159,197    $184,430    $260,410


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                        YEARS ENDED SEPTEMBER 30,
                                                       2001       2000       1999
                                                     ---------  ---------  ---------
Accrued interest on notes payable to officers and
  related parties . . . . . . . . . . . . . . . .     $ 17,905   $  1,082   $120,954
Options issued to purchase software . . . . . . .        6,000    275,500          0
Assumption of payroll tax obligation by officers
  in exchange for notes payable . . . . . . . . .      116,461          0          0

14.  QUARTERLY INFORMATION (UNAUDITED)

     The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                FIRST       SECOND         THIRD       FOURTH        FISCAL
                               QUARTER      QUARTER       QUARTER      QUARTER        2001
                             -----------  ------------  ----------   -----------  ------------
        YEAR ENDED 2001
Net revenue . . . . . . . .  $  471,581   $   926,190   $1,695,834   $  900,832   $ 3,994,437
Gross profit. . . . . . . .      67,380       552,600    1,286,625      542,237     2,448,842
Operating income (loss) . .    (551,431)     (150,168)     585,064     (177,662)     (294,197)

Net income (loss) . . . . .  $ (599,478)  $  (193,758)  $  549,805   $ (185,587)  $  (429,018)

Basic and diluted income
(loss) per common share . .  $    (0.04)  $     (0.01)  $     0.04   $    (0.01)  $     (0.03)


                                FIRST       SECOND         THIRD       FOURTH           FISCAL
                               QUARTER      QUARTER       QUARTER      QUARTER           2000
                             -----------  ------------  ----------   -----------  ------------
        YEAR ENDED 2000
Net revenue . . . . . . . .  $1,416,905   $   512,816   $  993,567   $1,015,509   $ 3,938,797
Gross profit. . . . . . . .     864,852       296,551      790,885      630,838     2,583,126
Operating income (loss) . .     107,268      (912,305)     (48,347)    (110,229)     (963,613)

Net loss. . . . . . . . . .  $  (34,586)  $(1,029,364)  $  (66,155)  $ (146,759)  $(1,276,864)

Basic and diluted loss per
common share. . . . . . . .  $    (0.00)  $     (0.08)  $    (0.00)  $    (0.01)  $     (0.09)


                                        FORECROSS CORPORATION
                                  VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS-
                                                           CHARGES TO     DEDUCTIONS-
                                             BALANCE,      REVENUES OR    WRITE-OFFS
                                           BEGINNING OF     COSTS AND     CHARGED TO     BALANCE, END
                                              PERIOD      EXPENSES (1)      RESERVE       OF PERIOD
                                           -------------  ------------   ------------   -------------
ALLOWANCES AGAINST RECEIVABLES
Year ended September 30,
        2001 . . . . . . . . . . . . . .   $      20,000  $          -   $          -   $      20,000
        2000 . . . . . . . . . . . . . .          45,000       (25,000)             -          20,000
        1999 . . . . . . . . . . . . . .         136,650       (65,001)        29,649          45,000

DEFERRED TAX ASSET VALUATION ALLOWANCE
Year ended September 30,
        2001 . . . . . . . . . . . . . .   $   3,618,000  $          -   $   (129,000)  $   3,747,000
        2000 . . . . . . . . . . . . . .       3,525,000             -        (93,000)      3,618,000
        1999 . . . . . . . . . . . . . .       2,882,000             -       (643,000)      3,525,000

(1) Certain allowances related to contract estimations for amounts of revenue recognized on percentage-of-completion basis are charged directly to revenues.

EXHIBIT NO.  DESCRIPTION
3.1+         Restated Articles of Incorporation
3.2+         By-Laws
10.1+        Lease Agreement, dated January 1, 1997 between the Company and The Canada Life Assurance
             Company
10.2+        Form of Indemnification Agreement entered into between the Company and each of its officers and directors
10.3+        1993 Restricted Stock Purchase Plan
10.4+        1994 Stock Option Plan and Form of Option Agreement
10.8+        Factoring Agreement, dated October 30, 1995, between the Company and Silicon Valley
             Financial Services

10.10+       Factoring Modification Agreement, dated January 13, 1998, between the Company and Silicon
             Valley Financial Services

+  Previously filed as part of the Company's Form 10/A, effective June 16, 1998.