Form 10-Q
period 2001-12-31
FORECROSS CORP
filed 2002-02-19
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

           CLASS                              OUTSTANDING AT FEBRUARY 15, 2002
 COMMON STOCK, NO PAR VALUE                            16,853,380

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at December 31, 2001 (unaudited) and September 30, 2001

     Statements of Operations (unaudited) for the three months ended December
        31, 2001 and 2000

     Statements of Cash Flows (unaudited) for the three months ended December
        31, 2001 and 2000

     Statements of Shareholders' Deficit (unaudited) for the three months ended
        December 31, 2001 and 2000

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

  Signature  Page

  Exhibit  Index

                                  PART I. FINANCIAL INFORMATION
                                  -----------------------------

                                       FORECROSS CORPORATION
                                          BALANCE SHEETS

                                                                        DEC. 31,       SEPT. 30,
                                                                      ----------------------------
ASSETS                                                                    2001           2001
                                                                      -------------  -------------
                                                                       (Unaudited)
Current assets:
Cash                                                                  $     39,931   $     30,123
Accounts receivable, including unbilled receivables of $660,000 and
 $525,000, net of allowances of $20,000 and $20,000, respectively        1,248,660        696,842
Other current assets                                                        35,168         22,213
                                                                      -------------  -------------
         Total current assets                                            1,323,759        749,178

Equipment and furniture, net                                               148,632        177,934
Notes receivable                                                            77,118         76,183
Other assets                                                                31,274         43,196
                                                                      -------------  -------------
          TOTAL ASSETS                                                $  1,580,783   $  1,046,491
                                                                      =============  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                      $    268,767   $    275,482
Accrued compensation and related benefits                                  901,786        921,303
Accrued liabilities                                                         27,204         26,989
Accrued commissions                                                        161,942        104,026
Payable to factor                                                          445,195              -
Notes payable to officers and related parties, current portion             100,000        100,000
Accrued warranty costs                                                      87,511         67,835
Deferred revenue-projects                                                  181,533        190,575
                                                                      -------------  -------------
         Total Current Liabilities                                       2,173,938      1,686,210

Notes payable to officers and related parties, less current portion        141,817        135,448
                                                                      -------------  -------------
           TOTAL LIABILITIES                                             2,315,755      1,821,658
                                                                      -------------  -------------

Commitments and contingencies
Shareholders' deficit
Common stock, no par value; authorized 20,000,000 shares; issued and
outstanding 16,853,380                                                  11,646,788     11,654,174
Accumulated deficit                                                    (12,381,760)   (12,429,341)
                                                                      -------------  -------------
                      TOTAL SHAREHOLDERS' DEFICIT                         (734,972)      (775,167)
                                                                      -------------  -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $  1,580,783   $  1,046,491
                                                                      =============  =============

                              FORECROSS CORPORATION
                            STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                               2001          2000
                                                           --------------------------
                                                           (Unaudited)   (Unaudited)
Net revenue:
Migration services                                         $   979,690   $   254,987
Consulting                                                      94,500        75,345
Year 2000 software licenses, maintenance agreements and
distributorship fees from related parties                            -       141,249
                                                           --------------------------
Total net revenues                                           1,074,190       471,581

Cost of services and maintenance                               426,306       404,201

                                                           --------------------------
Gross margin                                                   647,884        67,380
                                                           --------------------------

Operating expenses:
Sales and marketing                                            266,512       156,631
Research and development                                       106,964       186,719
General and administrative                                     204,207       275,461
                                                           --------------------------

Total operating expenses                                       577,683       618,811
                                                           --------------------------

Income (loss) from operations                                   70,201      (551,431)
Interest and other expense, net                                (22,620)      (46,447)
                                                           --------------------------

Income (loss) before provision for income taxes                 47,581      (597,878)
Provision for income taxes                                           -        (1,600)

                                                           --------------------------
Net Income (loss)                                          $    47,581     ($599,478)
                                                           ==========================


Earnings (loss) per share - basic and diluted              $      0.00        ($0.04)
                                                           ==========================

Weighted average shares used in computing per share data    16,853,380    15,053,380
                                                           ==========================

                                        FORECROSS CORPORATION
                                       STATEMENTS OF CASH FLOWS

                                                                            FOR THE THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                              -----------------------
                                                                                 2001        2000
-----------------------------------------------------------------------------------------------------
                                                                             (Unaudited)  (Unaudited)
INCREASE (DECREASE) IN CASH RESULTING FROM:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $  47,581    ($599,478)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES-
Non-cash compensation adjustment to consultants                                  (3,693)      14,650
Depreciation and amortization                                                    25,609       43,203
CHANGES IN OPERATING ASSETS AND LIABILITIES-
Accounts receivable                                                            (551,818)     305,842
Other assets and accrued interest on notes receivable from officers              (1,968)      (8,422)
Accounts payable and accrued liabilities                                         53,816       (8,921)
Accrued compensation                                                              4,128       75,928
Deferred revenue from year 2000 distributors                                          -     (141,249)
Deferred revenue from projects                                                   (9,042)     262,780

                                                                              -----------------------
                 Net cash used in operating activities                         (435,387)     (55,667)
                                                                              -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factoring of accounts receivable                                  445,195      545,243
Repayment of borrowings under factoring arrangement                                   -     (501,244)
Repayment of borrowings under capitalized leases                                      -       (5,999)

                                                                              -----------------------
                 Net cash provided by financing activities                      445,195       38,000
                                                                              -----------------------

NET INCREASE (DECREASE) IN CASH                                                   9,808      (17,667)
CASH AT BEGINNING OF PERIOD                                                      30,123       18,833

                                                                              -----------------------
CASH AT END OF PERIOD                                                         $  39,931   $    1,166
                                                                              =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                 $  17,176   $   45,775
                                                                              =======================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on notes payable to officers and related parties             $   6,379   $    2,875
                                                                              =======================

Options issued to purchase software                                             ($3,693)  $   14,638
                                                                              =======================

                                    FORECROSS CORPORATION
                            STATEMENTS OF SHAREHOLDERS' DEFICIT
                                        (UNAUDITED)

                                            COMMON STOCK
                                       ------------------------   ACCUMULATED     TOTAL
                                         SHARES       AMOUNT        DEFICIT       DEFICIT
                                       ----------------------------------------------------
BALANCES AT OCTOBER 1, 2001            16,853,380  $11,654,174   ($12,429,341)   ($775,167)

Revaluation of options to consultants           -       (7,386)             -      ($7,386)
Net income                                      -            -         47,581   $   47,581
                                       ----------------------------------------------------

BALANCES AT DECEMBER 31, 2001          16,853,380  $11,646,788   ($12,381,760)   ($734,972)
                                       ====================================================


                              FORECROSS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The unaudited interim financial statements of Forecross Corporation have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended September 30, 2001. The interim financial information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The interim financial statements should be read in connection with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. The interim period results are not necessarily indicative of the results for the year ending September 30, 2002.

2.   BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

     Through December 31, 2001, the Company had sustained recurring losses from operations, and at December 31, 2001, had a shareholders' deficit of $735,000 and a net working capital deficiency of $850,000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of the Company's independent certified public accountants on the audited financial statements for the year ended September 30, 2001 also contained an explanatory paragraph regarding this doubt about the Company's ability to continue as a going concern. During fiscal 2002, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, sales of shares of common stock, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the return of migration contracts combined with increased automation of its services for migration projects and cost reduction actions previously implemented should improve the Company's profitability in fiscal 2002. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                      CONCENTRATIONS OF ACCOUNTS RECEIVABLE

                                                           DECEMBER 31,
                                                          2001      2000
                                                        ------------------
           Accounts Receivable
                    Number of Customers Represented       2         2
                    Percentage of Accounts Receivable   80%, 16%  83%, 10%

                                                          SEPTEMBER 30,
                                                          2001      2000
                                                        ------------------
           Accounts Receivable
                    Number of Customers Represented       2         2
                    Percentage of Accounts Receivable   69%, 24%  75%, 22%

                              CONCENTRATIONS OF REVENUE GENERATION

                                                              FOR THE THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                  2001         2000
                                                              ---------------------------
           Revenue
                   Number of Customers Represented                 2             4
                                                                           30%, 26%, 21%,
                   Percentage of Total Revenue                  88%, 9%         15%

           Revenue by Geographic Area
                   United States Percentage of
                   Total Revenue                                 100%          100%

5.   DEFERRED  REVENUE:

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     The following summary of our material activities for the three months ended December 31, 2001 and 2000 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

The financial results reported herein do not indicate the financial results that we may achieve in any future period. Other than the historical facts contained in this document, this Quarterly Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include concentration of credit, outstanding indebtedness, dependence on expansion, activities of competitors, changes in federal or state laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets. For a discussion of such risks and uncertainties see our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTH ENDED DECEMBER 31, 2000

     Total revenue for the three months ended December 31, 2001 was $1,074,000 as compared to $472,000 for the same period of 2000, an increase of 128%. Migration services revenue for the period contributed $980,000 as compared to $255,000 a year ago. Revenue in the 2000 period was less than expected, in part, due to delays in the signing of new business until late in the reporting period, and unanticipated challenges in processing non-standard and unique programming in client applications, resulting in a temporary slowing in completion of billable and revenue generating milestones. Project revenue is recognized on the percentage-of-completion method, using estimates of the costs remaining.
Revenue from consulting totaled $95,000 as compared to $75,000 in 2000, and revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance was $0 for the current period compared to $141,000 a year ago. Backlog was $1,689,000 at December 31, 2001, as compared to $2,668,000 at September 30, 2001 and $1,402,000 at December 31, 2000.

Gross margin was $648,000 and $67,000 for the three months ended December 31, 2001 and 2000, respectively. Gross margin percentages were 60% and 14% for these periods. The lower gross margin and gross margin percentage for the prior year period was due to the previously mentioned challenges, where costs were being incurred to analyze and provide a solution for the non-standard programming, without being able to recognize related revenue.

Sales and marketing expenses were $267,000 in the three months ended December 31, 2001 as compared to $157,000 in the same period of 2000. The increase reflects the reassignment of certain employees from administrative to sales-related positions, the cost of two sales representatives hired in the fourth fiscal quarter of 2001, and higher sales commissions earned based on higher revenue recognized.

Research and development expenses were $107,000 at December 31, 2001 compared to $187,000 in the corresponding period of 2000. During the current period, a larger portion of the department labor was project related and included in cost of revenue. Additional allocated cost savings came from consolidating and reducing office space in September 2001.

General and administrative expenses were $204,000 and $275,000, in the three months ended December 31, 2001 and 2000, respectively. Expense reductions in the 2001 quarter were due to the reassigning of certain employees to sales-related positions, reducing rented office space, and changes in the value of options granted to consultants.

Net interest expense was $23,000 for the three months ended December 31, 2001 as compared to $46,000 in the 2000 quarter. The change in the current quarter was due to a reduction in borrowing against the bank factoring line of credit.

The overall net income for the three months ended December 31, 2001 was $48,000 or $0.00 per share compared with a net loss of $599,000 or $0.04 per share for the three months ended December 31, 2000 (based on the weighted average number of shares outstanding during the respective periods).

The Company anticipates relocating its offices in San Francisco at the end of March 2002 and is close to completing the negotiations and signing the lease contract. The approximate cost of rent in the first year of the lease will be $120,000.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 2001, we sustained recurring losses from operations, and at December 31, 2001, we had a shareholders' deficit of $735,000 and a net working capital deficiency of $850,000. These conditions raise substantial doubts about our ability to continue as a going concern. The opinion of our independent certified public accountants on the audited financial statements for the year ended September 30, 2001 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern.

For the three months ended December 31, 2001, operations were funded primarily by borrowings against the factoring line of credit.

A factoring agreement with a financial institution allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At December 31, 2001, $445,000 was outstanding under the agreement and at September 30, 2001, $0 was outstanding. The agreement, established in October 1995 and modified in March 2001, may be terminated by either the factor or us at any time.

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

Cash and cash equivalents on hand at December 31, 2001 were $40,000 as compared to $30,000 at September 30, 2001.

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM  1.  LEGAL PROCEEDINGS
          None.

ITEM  2.  RECENT SALES OF UNREGISTERED SECURITIES
          None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
          Not Applicable.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM  5.  OTHER INFORMATION
          None.

ITEM  6.  EXHIBITS AND REPORT ON FORM 8-K
          (a). Index and Description of Exhibits

EXHIBIT NO.  DESCRIPTION
------------------------

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

                         Registrant

                         FORECROSS CORPORATION


February 19, 2002              BY:  /S/  Bernadette C. Castello
                               -----------------------------------------
                               Bernadette C. Castello
                               Senior Vice President and Chief Financial Officer