Form 10-Q
period 2002-03-31
FORECROSS CORP
filed 2002-05-20
CIK 916513

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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
FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.      YES  X       NO  .


              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK:

                  CLASS                              OUTSTANDING AT MAY 15, 2002
        COMMON STOCK, NO PAR VALUE                            16,859,180

                              FORECROSS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART  I.   FINANCIAL  INFORMATION

  Item  1.  Financial  Statements

     Balance Sheets at March 31, 2002 (unaudited) and September 30, 2001

     Statements of Operations (unaudited) for the three and six months ended March 31, 2002 and 2001

     Statements of Cash Flows (unaudited) for the six months ended March 31, 2002 and 2001

     Statements of Shareholders' Deficit (unaudited) for the six months ended March 31, 2002

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

  Item  3.  Defaults  Upon  Senior  Securities

  Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

  Item  5.  Other  Information

  Item  6.  Exhibits  and  Reports  on  Form  8-K

  Signature  Page

  Exhibit  Index

                                   PART I.  FINANCIAL INFORMATION
                                   ------------------------------

                                       FORECROSS CORPORATION
                                           BALANCE SHEETS


                                                                         MARCH 31,      SEPT. 30,
                                                                       -------------  -------------
ASSETS                                                                     2002           2001
                                                                       -------------  -------------
                                                                        (Unaudited)
Current assets:
Cash                                                                   $      4,523   $     30,123
Accounts receivable, including unbilled receivables of $939,000 and
525,000, net of allowances of $220,000 and $20,000, respectively            733,897        696,842
Other current assets                                                         17,422         22,213
                                                                       -------------  -------------
                    Total current assets                                    755,842        749,178

Equipment and furniture, net                                                105,578        177,934
Notes receivable                                                             78,053         76,183
Other assets                                                                 32,274         43,196
                                                                       -------------  -------------
                        TOTAL ASSETS                                   $    971,747   $  1,046,491
                                                                       =============  =============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                       $    369,402   $    275,482
Accrued compensation and related benefits                                 1,033,945        780,803
Accrued liabilities                                                         164,764        167,489
Accrued commissions                                                         171,902        104,026
Payable to factor                                                           341,280              -
Notes payable to officers and related parties, current portion              100,000        100,000
Accrued warranty costs                                                       74,072         67,835
Deferred revenue                                                            179,125        190,575
                                                                       -------------  -------------
                 Total Current Liabilities                                2,434,490      1,686,210

Notes payable to officers and related parties, less current portion         148,187        135,448
                                                                       -------------  -------------
                      TOTAL LIABILITIES                                   2,582,677      1,821,658
                                                                       -------------  -------------

Commitments and contingencies
Shareholders' deficit
Common stock, no par value; authorized 20,000,000 shares; issued and
outstanding 16,859,180 and 16,853,380, respectively                      11,628,119     11,654,174
Accumulated deficit                                                     (13,239,049)   (12,429,341)
                                                                       -------------  -------------
                   TOTAL SHAREHOLDERS' DEFICIT                           (1,610,930)      (775,167)

                                                                       -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $    971,747   $  1,046,491
                                                                       =============  =============

                                         FORECROSS CORPORATION
                                       STATEMENTS OF OPERATIONS


                                                FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                         MARCH 31,                   MARCH 31,
                                                --------------------------  --------------------------
                                                    2002          2001          2002          2001
                                                ------------  ------------  ------------  ------------
                                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                ------------  ------------  ------------  ------------
Net revenue:
Migration services                              $    13,242   $   660,166   $   992,932   $   915,153
Consulting                                           89,500       124,775       184,000       200,120
Year 2000 software licenses, maintenance
agreements and distributorship fees from
related parties                                           -       141,249             -       282,498
                                                ------------  ------------  ------------  ------------
Total net revenues                                  102,742       926,190     1,176,932     1,397,771

Cost of services and maintenance                    402,066       373,590       828,372       777,791

                                                ------------  ------------  ------------  ------------
Gross margin                                       (299,324)      552,600       348,560       619,980
                                                ------------  ------------  ------------  ------------

Operating expenses:
Sales and marketing                                 185,379       168,403       451,891       325,034
Research and development                            127,776       221,126       234,740       407,845
General and administrative                          215,625       313,239       419,832       588,700
                                                ------------  ------------  ------------  ------------

Total operating expenses                            528,780       702,768     1,106,463     1,321,579
                                                ------------  ------------  ------------  ------------

Loss from operations                               (828,104)     (150,168)     (757,903)     (701,599)
Interest and other expense, net                     (29,185)      (43,590)      (51,805)      (90,037)
                                                ------------  ------------  ------------  ------------

Loss before provision for income taxes             (857,289)     (193,758)     (809,708)     (791,636)
Provision for income taxes                                -             -             -        (1,600)

                                                ------------  ------------  ------------  ------------
Net Loss                                        $  (857,289)  $  (193,758)  $  (809,708)  $  (793,236)
                                                ============  ============  ============  ============


Loss per share - basic and diluted                   ($0.05)       ($0.01)       ($0.05)       ($0.05)
                                                ============  ============  ============  ============

Weighted average shares used in computing
per share data                                   16,857,730    15,053,380    16,855,866    15,053,380
                                                ============  ============  ============  ============

                                          FORECROSS CORPORATION
                                        STATEMENTS OF CASH FLOWS

                                                                              FOR THE SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                                  2002          2001
                                                                              ------------  ------------
                                                                              (Unaudited)   (Unaudited)

INCREASE (DECREASE) IN CASH RESULTING FROM:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $  (809,708)  $  (793,236)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES-
Non-cash compensation adjustment to consultants                                   (14,709)       (7,818)
Non-cash compensation to financial organization                                         -        31,594
Depreciation and amortization                                                      57,646        81,305
CHANGES IN OPERATING ASSETS AND LIABILITIES-
Accounts receivable                                                               (37,055)      198,278
Other assets and accrued interest on notes receivable from officers                13,844        (6,302)
Accounts payable and accrued liabilities                                          144,351       385,205
Accrued compensation                                                              286,836        93,686
Deferred revenue from year 2000 distributors                                            -      (282,498)
Deferred revenue from projects                                                    (11,449)      418,766

                                                                              ------------  ------------
                     Net cash used in operating activities                       (370,244)      118,980
                                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factoring of accounts receivable                                    786,475       944,910
Repayment of borrowings under factoring arrangement                              (445,195)   (1,064,954)
Repayment of borrowings under capitalized leases                                        -       (14,979)
Exercise of stock options                                                           3,364             -

                                                                              ------------  ------------
                  Net cash provided by financing activities                       344,644      (135,023)
                                                                              ------------  ------------

NET DECREASE IN CASH                                                              (25,600)      (16,043)
CASH AT BEGINNING OF PERIOD                                                        30,123        18,833

                                                                              ------------  ------------
CASH AT END OF PERIOD                                                         $     4,523   $     2,790
                                                                              ============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                 $    34,380   $    95,640
                                                                              ============  ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on notes payable to officers and related parties             $    12,737   $     5,750
                                                                              ============  ============

Revaluation of options issued to purchase software                            $   (14,710)  $    (9,892)
                                                                              ============  ============

                                    FORECROSS CORPORATION
                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                         (Unaudited)


                                            COMMON STOCK
                                       ------------------------   ACCUMULATED      TOTAL
                                         SHARES       AMOUNT        DEFICIT       DEFICIT
                                       ----------  ------------  -------------  ------------
BALANCES AT OCTOBER 1, 2001            16,853,380  $11,654,174   $(12,429,341)  $  (775,167)
                                       ----------  ------------  -------------  ------------

Exercise of stock options                   5,800        3,364              -         3,364
Revaluation of options to consultants           -      (29,419)             -       (29,419)
Net loss                                        -            -       (809,708)     (809,708)
                                       ----------  ------------  -------------  ------------

BALANCES AT MARCH 31, 2002             16,859,180  $11,628,119   $(13,239,049)  $(1,610,930)
                                       ==========  ============  =============  ============

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

2.   BASIS OF PRESENTATION AND GOING CONCERN:

     Through March 31, 2002, the Company had sustained recurring losses from operations, and at March 31, 2002, had a shareholders' deficit of $1,611,000 and a net working capital deficiency of $1,679,000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of the Company's independent certified public accountants on the audited financial statements for the year ended September 30, 2001 also contained an explanatory paragraph regarding this doubt about the Company's ability to continue as a going concern. During fiscal 2002, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables and other financing as required, sales of shares of common stock, and software license fees from organizations desiring access to the Company's various product offerings. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the return of migration contracts combined with increased automation of its services for migration projects and cost reduction actions previously implemented should improve the Company's profitability in fiscal 2002. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                      CONCENTRATIONS OF ACCOUNTS RECEIVABLE
                           CUSTOMERS OVER 10% OF TOTAL

                                                     MARCH 31,
                                                2002           2001
                                           ----------------------------
Accounts Receivable
     Number of Customers Represented            1              3
     Percentage of Accounts Receivable         98%       64%, 18%, 12%


                                                   SEPTEMBER 30,
                                                2001           2000
                                           ----------------------------
Accounts Receivable
     Number of Customers Represented            2              2
      Percentage of Accounts Receivable      69%, 24%       75%, 22%

                      CONCENTRATIONS OF REVENUE GENERATION
                           CUSTOMERS OVER 10% OF TOTAL

                                            FOR THE THREE MONTHS ENDED
                                                    MARCH  31,
                                              2002            2001
                                        ----------------------------------
Revenue
    Number of Customers Represented             2              4
    Percentage of Total Revenue              87%, 13%   49%, 16%, 15%, 13%

Revenue by Geographic Area
    Europe Percentage of Total Revenue          -             16%
    United States Percentage of Total
    Revenue                                   100%            84%


                                              FOR THE SIX MONTHS ENDED
                                                     MARCH 31,
                                              2002             2001
                                        ----------------------------------
Revenue
    Number of Customers Represented             2               4
    Percentage of Total Revenue              81%, 16%   42%, 20%, 14%, 14%

Revenue by Geographic Area
    Europe Percentage of Total Revenue          -              14%
    United States Percentage of Total
      Revenue                                 100%             86%


5.   SUBSEQUENT EVENT:

     In May 2002 the Company announced the signing of two new contracts. The first contract, valued at $947,000, involves the migration of legacy applications to DB2 and XML. The second contract, initially valued at $200,000, is a pilot migration project, which is expected to grow by phases into a much larger project.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS

     The following summary of our material activities for the three and six months ended March 31, 2002 and 2001 is qualified by, and should be read in conjunction with more detailed information along with the financial statements and related notes and other information contained in this report. Each recipient of this document is urged to read it in its entirety.

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


RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTH ENDED MARCH 31, 2001

     Total revenue for the three months ended March 31, 2002 was $103,000 as compared to $926,000 for the same period of 2001, a decrease of 89%. Migration services for the period contributed a net revenue of $13,000 as compared to revenue of $660,000 a year ago. Revenue in the 2002 period was less than expected, due to increased reserves for project uncertainties, and increased project costs due to unforeseen challenges in processing non-standard and unique programming in our client applications, resulting in a slowing in completion of billable and revenue generating milestones. Project revenue is recognized on the percentage-of-completion method, using estimates of the costs remaining. Revenue from consulting totaled $90,000 as compared to $125,000 in 2001, and revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance was $0 for the current period compared to $141,000 a year ago. Backlog was $1,175,000 at March 31, 2002, as compared to $2,668,000 at September 30, 2001 and $1,129,000 at March 31, 2001.

     Gross margin was ($299,000) and $553,000 for the three months ended March 31,2002 and 2001,respectively. Gross margin percentages were (291%) and 60% for these periods. The negative gross margin and gross margin percentage for the current year period was due to the previously mentioned challenges, where costs were being incurred to analyze and provide a solution for the non-standard programming, without being able to recognize related revenue.

     Sales and marketing expenses were $185,000 in the three months ended March 31, 2002 as compared to $168,000 in the same period of 2001.

     Research and development expenses were $128,000 at March 31, 2002 compared to $221,000 in the corresponding period of 2001. During the current period, a larger portion of our labor was project related and therefore included in cost of revenue. Additional allocated cost savings came from consolidating and reducing office space in September 2001.

     General and administrative expenses were $216,000 and $313,000 in the three months ended March 31, 2002 and 2001, respectively. Expense reductions in the 2002 quarter were due to the reassigning of certain employees to sales-related positions, reducing rented office space, and changes in the value of options granted to consultants.

     Net interest expense was $29,000 for the three months ended March 31, 2002 as compared to $44,000 in the 2001 quarter. The change in the current quarter was due to a reduction in borrowing against the bank factoring line of credit.

     The overall net loss for the three months ended March 31, 2002 was $857,000 or $0.05 per share compared with a net loss of $194,000 or $0.01 per share for the three months ended March 31, 2001 (based on the weighted average number of shares outstanding during the respective periods).



SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

     Total revenue for the six months ended March 31, 2002 was $1,177,000 as compared to $1,398,000 for the same period of 2001, a decrease of 16%. Migration services revenue for the period contributed $993,000 as compared to $915,000 a year ago. Revenue from consulting totaled $184,000 as compared to $200,000 in 2001, and revenue from the amortization of deferred year 2000 distributor licenses, fees and maintenance was $0 for the current period compared to $282,000 a year ago.

     Gross margin was $349,000 and $620,000 for the six months ended March 31, 2002 and 2001, respectively. The gross margin in the 2001 period was higher due to the deferred year 2001 distributor revenue Gross margin percentages were 30% and 44% for these periods.

     Sales and marketing expenses were $452,000 in the six months ended March 31, 2002 as compared to $325,000 in the same period of 2001. The increase in expenses is primarily due to the cost of two sales representatives hired in the fourth fiscal quarter of 2001.

     Research and development expenses were $235,000 at March 31, 2002 compared to $408,000 in the corresponding period of 2001. During the current period, a significantly larger portion of our labor was project related and therefore included in cost of revenue. Additional allocated cost savings came from consolidating and reducing office space in September 2001.

     General and administrative expenses were $420,000 and $589,000, in the six months ended March 31, 2002 and 2001, respectively. Expense reductions in the 2002 quarter were due to the reassigning of certain employees to sales-related positions, reducing rented office space, and changes in the value of options granted to consultants.

     Net interest expense was $52,000 for the six months ended March 31, 2002 as compared to $90,000 in the 2001 quarter. The change in the current period was due to a reduction in borrowing against the bank factoring line of credit.

     The overall net loss for the six months ended March 31, 2002 was $810,000 or $0.05 per share compared with a net loss of $793,000 or $0.05 per share for the six months ended March 31, 2001 (based on the weighted average number of shares outstanding during the respective periods).

LIQUIDITY  AND  CAPITAL  RESOURCES

     Through March 31, 2002, we sustained recurring losses from operations, and at March 31, 2002, we had a shareholders' deficit of $1,611,000 and a net working capital deficiency of $1,679,000. These conditions raise substantial doubts about our ability to continue as a going concern. The opinion of our independent certified public accountants on the audited financial statements for the year ended September 30, 2001 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern.

For the six months ended March 31, 2002, operations were funded primarily by borrowings against the factoring line of credit and increases in accounts payable and accrued compensation.

A factoring agreement with a financial institution allows us to obtain financing by borrowing against our accounts receivable on a recourse basis. At March 31, 2002, $341,000 was outstanding under the agreement and at September 30, 2001, $0 was outstanding. The agreement, established in October 1995 and modified in March 2001, may be terminated by either the factor or us at any time.

We are aggressively pursuing new opportunities for migration services, including developing products and services specifically marketable to businesses currently using legacy systems but needing to migrate to more web-friendly platforms. We expect additional revenue in the third quarter of fiscal 2002 from some of the migration contracts recently signed or currently under negotiation. We are closely monitoring our sales pipeline, work in progress, collections and cash requirements to determine whether the existing sources of financing are adequate to support our operations or whether additional means of financing, including debt or equity financing, may be required to satisfy our working capital and other cash requirements.

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

We anticipate that our capital expenditures for fiscal 2002 will be between $10,000 and $25,000.

The Company signed an extension to its expired lease for office space rather than relocating as previously considered. This extension expires April 30,2003. The approximate cost of the space over the new lease term is $161,000.

Cash and cash equivalents on hand at March 31, 2002 were $5,000 as compared to $30,000 at September 30, 2001.

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1.  LEGAL  PROCEEDINGS

         None.

ITEM 2.  RECENT  SALES  OF  UNREGISTERED  SECURITIES

         In January 2002, an employee exercised options to purchase 5,800 shares of stock at $0.58 per share. This transaction was exempt from the registration requirements of the Securities Act, pursuant to Rule 701 of the Securities Act.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

         Not  Applicable.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         None.

ITEM 5.  OTHER  INFORMATION

         None.

ITEM 6.  EXHIBITS  AND  REPORT  ON  FORM  8-K

         (a).  Index  and  Description  of  Exhibits

EXHIBIT   NO.  DESCRIPTION
--------------------------

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

                         Registrant

                         FORECROSS  CORPORATION


May 20, 2002             BY:  /S/  Bernadette  C. Castello
                              -------------------------------------------------
                              Bernadette  C.  Castello
                              Senior Vice President and Chief Financial Officer